Form 10-K
period 2016-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2017-04-17
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

or

/_/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

000-55730

Commission file number

BlackStar Enterprise Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1120628
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4450 Arapahoe Ave., Suite 100 Boulder, CO	80303
(Address of principal executive offices)	(Zip Code)

(303) 500-5073

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. /_/ Yes   /x/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. /_/ Yes   /x/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes  /_/ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). /_/Yes   /x/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ x/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	/_/	Accelerated filer	/_/
Non-accelerated filer	/_/	Smaller reporting company	/x/
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). /_/ Yes   /x/ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2016, computed by reference to the price at which the common equity was last sold ($0.55), as of the last business day of the registrant's most recently completed first fiscal quarter (March 31, 2017), was $6,283,750.

As of April 14, 2017 there were 55,825,000 common shares, $.001 par value, issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

This form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our operations and
•	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common stock" refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "our Company," "us," "we," "our," "BlackStar," or the "Company" are to BlackStar Enterprise Group, Inc.

DESCRIPTION OF BUSINESS

BlackStar Enterprise Group, Inc. is filing this Form 10 on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. Sixty 60 days after the filing of this registration statement it will become effective and we will be automatically subject to future reporting obligations. As of the date of this registration statement, we are engaged in Merchant Banking and Finance and we have recognized net losses of ($1,154,285) since January 1, 2016 through December 31, 2016. We have relied solely on sales of our securities to fund our operations. To execute our business plan, our parent company, International Hedge Group, Inc., through a Securities Purchase Agreement dated January 25, 2016, acquired 95% of the common stock and the Class A Super

Majority Voting Preferred Stock, 1,000,000 shares, of our Company funded for $100,000 in August 2016 and funded for an additional $250,000 in October 2016 for working capital. To fund ongoing operations, we may raise funds in the future, which are not yet committed.

Reports to Security Holders

We are subject to the reporting requirements of Section 12(g) of the Exchange Act, and as such, we intend to file all required disclosures.

You may read and copy any materials we file with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Jumpstart Our Business Startups Act

We qualify as an "emerging growth company" as defined in Section 101 of the Jumpstart our Business Startups Act ("JOBS Act") as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2016, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

-	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures:
-	Reduced disclosure about the emerging growth company's executive compensation arrangements; and
-	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company's auditor to attest to, and report on, management's assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this registration statement, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards.  We are choosing to irrevocably opt out of the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

HISTORY

Our Company, BlackStar Enterprise Group, Inc. ("BlackStar Enterprise," "We," or the "Company") was originally formed on December 17, 2007 as NPI08, Inc. in the State of Delaware. Our name was changed in 2010 to BlackStar Energy Group, Inc. In August of 2016, our name was changed to BlackStar Enterprise Group, Inc.

Our Company was divested from Kingsley Capital, Inc. in a bankruptcy proceeding in 2008 in which Kingsley was the debtor. Our Company attempted to start up in the energy business in 2010 without success, resulting in losses totaling $1,819,530 over a three-year period. Our Company was inactive until 2016 when new management and capital were introduced.

BlackStar Enterprise Group, Inc. is engaged in Merchant Banking and Finance. BlackStar Enterprise's venue is private early stage companies throughout various industries that exhibit a potential for sustained growth in our judgment. We are actively seeking opportunity for discussion with revenue generating enterprises and emerging companies for financing. BlackStar Enterprise Group, Inc. is traded on the OTC Pink Sheets under the symbol "BEGI."

Our principal executive offices are located at 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303 and our office telephone number is (303) 500-5073. We maintain a website at www.blackstarenterprisegroup.com, and such website is not incorporated into or a part of this filing.

International Hedge Group, Inc. ("IHG"), our parent company, contracted to acquire 95% of our outstanding stock in January 2016 and closed on the purchase in summer of 2016. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG's strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the legal ability and mission to do loan based funding of start-up and developed business ventures using its stock for private placement or public offerings. IHG and BlackStar are managed and controlled by the same individuals, but IHG may seek its funding from different and as yet, undetermined sources, with funding structures of different natures.

CORPORATE STRUCTURE

Our corporate structure is as follows:

INTERNATIONAL HEDGE GROUP, INC. (Parent Company - a Colorado corporation)

]
BLACKSTAR ENTERPRISE GROUP, INC. (a Delaware corporation)

]
We have no subsidiaries at this time.

 CURRENT BUSINESS

Our Company, BlackStar Enterprise Group, Inc. intends to be a micro cap merchant banking and finance firm that serves clients in their early corporate lifecycles and which may provide funding in the form of loans, factoring, convertible debt, equity, and joint ventures. We have only engaged in one transaction in a merchant bank form to date.

Our investment strategy focuses primarily on making secured and unsecured debt investments in or joint ventures with companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy, which we refer to as "emerging growth companies."  We may also invest in equity or equity-related

IHG intends to enter into management consulting agreements with companies in which BlackStar provides funding to attempt to guide the companies in the complex business world for the purpose of protecting and enhancing the loans made by BlackStar.

SERVICES

We seek debt investments in private, or public emerging commercial-stage businesses with perceived strong growth prospects within certain industry sectors. We will not fund a company unless our parent, International Hedge Group, Inc., has a consulting engagement so that our client companies can be monitored as to their financial situations. We may, under our loan documents and certain circumstances, convert our debt to equity (in whole or in part) and we may receive warrants in the borrower companies, for loans, factoring, or joint ventures.

Given our early-stage focus, our borrower companies will typically have an estimated path to liquidity in a three-year +/- timeframe. We seek to invest up to $1 million per company in senior debt securities. We may provide off-balance sheet financing to client companies, through joint ventures or limited liability companies under structures we cannot now predict.

Our success will be dependent upon are our abilities to analyze and manage the lending opportunities presented to us.

Our management may earn shares of our Company under our Stock Option and Award Plan as incentives on the basis of achievement, and all are accountable to each other, as well as the shareholders, and bonus awards are intended based upon individual performance, as well as team cooperation, and enterprise building.

We intend to focus on making secured and unsecured debt investments in emerging growth companies. We intend to primarily make debt investments in companies across various stages of development, including early and growth stage companies, more established companies and lower middle market companies. We may also very occasionally invest in equity and equity-related securities, and joint ventures.

Our operating principles

•	Participate in debt underwritings which we feel we can support, with economics that reflect our relative value-add;
•

Provide alternative debt and joint venture funding for entrepreneurs; this could be in the form of debt convertible to equity, or warrants coupled with the loan, or could be in the form of a joint venture structure where we co-own a limited liability company to fund a project for an emerging growth company.

•	Requirements for investees:
(1)	We require GAAP and SEC accounting compliance from day one.
(2)	We require competent and efficient legal representation of our-(the lender), side from day one.
(3)

Our management intends to choose borrower companies with real managers in the borrower companies, without the excess costs of headhunting and unsuccessful attempts to bring in "name" management which rarely succeeds and which dilutes the shareholders equity with overpaid and underperforming execs.

INVESTMENT OBJECTIVES

CAPITAL APPRECIATION. Our primary investment objective is to provide our shareholders with long term capital appreciation by investing primarily in loans, convertible debt or convertible preferred securities of small public or private companies or joint ventures with selective private companies seeking to go public.  We believe that a typical loan will have a three-year window, and when applied over a number of investments in loans with equity features, conversions or warrants will provide, in time, progressive capital returns and potential profits, which in time gives capital appreciation over a long term. Our investment objective is to restrict our investments to emerging growth companies we believe offer special opportunities and meet our loan criteria, and we intend to reduce the risks associated with investments in startups. Our goal is to provide mezzanine and expansion loan capital to companies in order to assist them in devising a comprehensive growth strategy, possibly involving a consolidation of similarly situated businesses or a geographic expansion of existing product or service offerings.

CAPITAL PRESERVATION. A second investment objective is to preserve investor capital through risk management and monitoring the management of our loan portfolio. Among the risk management techniques which we expect to employ are: (i) limiting our investments in very early stage companies, (ii) retaining minor equity interests in one or more borrower companies that have a positive cash flow; (iii) co-investing in borrower companies with other professional venture capital. We will not provide significant services to our borrowers, but our parent company may be so engaged (See "Conflicts of Interests"). Any single loan investment is risky. Many will not provide any gain, and some will be complete losses.

OUR APPROACH COMPARED TO TRADITIONAL SOURCES OF VENTURE FINANCING

Emerging companies traditionally seek financing for growth from three primary sources: small private placements, independent private venture capital funds and corporate strategic investors. Each of these sources has advantages but also notable disadvantages for the emerging company. Small Private Placements are often underfunded and untimely. Venture capital funds generally are established for a limited term and their primary goal is to maximize their financial return within a short time frame, often two years or less with severe terms for extensions or additional funding.  A venture capital fund often seeks to liquidate its investment in the emerging company by encouraging either an early initial public offering or a sale. This often can jeopardize an emerging company's chances for success especially if its business has not been fully developed or its intellectual property fully safeguarded prior to its debut into the market.

Corporate strategic investors are typically large corporations that invest in emerging companies to gain access to a promising product or technology without incurring the initial cost of development or the diversion of managerial time and attention necessary to develop new products or technologies. Often these investments involve both financing support to the emerging company and an arrangement under which the strategic investor obtains the right to use, and intellectual property ownership of, the products or technology of the emerging company. While strategic investors are generally able to provide business development support, the rationale behind the investment of a strategic investor may be incompatible with the development of the emerging company. Strategic investors often discourage the emerging company from becoming a public company, selling to competitors of the strategic investor or from retaining the intellectual property rights to products developed jointly with the strategic investor.

We may be limited in our ability to fund borrower companies because we may not be successful in raising additional funds for any follow loans.  Through the public market for our common stock, we hope to have access to additional equity capital that may be needed for follow on loans.

We believe that our advantage over a strategic investor is that our interests are more closely aligned with those of the emerging company. An initial public offering of the emerging company, our borrower, often required to raise the additional capital investment necessary to fully develop a company's product or technology, would also benefit us by creating repayment of our loan, and possibly in certain instances, an equity position.

OUR INVESTMENT POLICIES

We may loan to or invest in companies which do not have any annual revenue, if we have determined that an investment in the securities of such company is reasonable and may allow us to exit our investment.

Although we may seek to loan to or invest in companies with existing positive EBITDA (earnings before interest, income taxes, depreciation and amortization), we may also consider turn around situations where we can clearly identify the source(s) of financial distress. Through our investment, or through co-investment with other private equity funding sources we may readily ascertain performance improvements. We will not change our investment intent of investing in a diverse array of industries by restricting our investment criteria to any single industry or sector.

We expect to realize value for our shareholders by obtaining loan repayment and, if applicable to the solution, selling any equity securities resulting from convertible debt or warrants of our borrower companies for a profit, either to private investors or when the companies might become public. In the shorter term, we do not anticipate paying any dividends or making other distributions but this may change in the future. We may not always achieve full loan repayment from a borrower. We may not be successful in selling any equity securities of our borrower companies for a profit at any time in the future.

UNLESS OTHERWISE STATED HEREIN, ALL OF THE FOLLOWING POLICIES ARE SUBJECT TO CHANGE WITHOUT ANY VOTE OF THE HOLDERS OF A MAJORITY OF OUR VOTING SECURITIES.

Our borrowers loan will typically be negotiated directly with the issuer in private transactions. Our borrower companies may be in the form of loans with stock and/or warrants or in the form of preferred stock and/or debentures that are convertible into common stock under certain circumstances.

After our initial loan, we anticipate that we may provide additional or follow on financing or introduce our borrower companies to other private equity funding sources for such "follow on" funding.

In selecting loan investments for our borrower, we will endeavor to meet our guidelines, as established by our Board which include the following concepts. We may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by our Board of Directors. Such investments might be made if we believe that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive terms or features.

LOAN CRITERIA

STAGE OF DEVELOPMENT CRITERIA. We are a special situations Company. We will primarily look for opportunities with a core business which we believe will provide us with a return of investment and on investment within a moderate period of time, typically targeting about thirty-six months. Our objective is to invest in emerging corporations which meet our requirements as well as qualitative potential that we look for in each opportunity. In addition, we will look to invest in public corporations which have a small market capitalization but which either have shifted in business direction, been subject to a reorganization or recapitalization or other significant change. In such instances, we may relax our quantitative requirements with the view to assist such companies in developing a strategic business plan which may include merger or acquisition of other private operating businesses which may be synergistic to the existing business of the public corporation.

The stages of development are defined as follows:

•      Seed capital companies represent the earliest stage of development. These companies have raised relatively modest equity capital to prove a concept and qualify for start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and developing a business plan. These companies likely do not have financial support from either venture capitalists or larger companies making strategic investments.

•      Start-up stage companies are completing or have recently completed product development and initial marketing, but have not sold their products commercially. Generally such firms have made market studies, assembled key management, developed a business plan and are ready to commence operations.

•      Expansion stage companies have initiated or are about to initiate full-scale operations and sales, but may not be showing a profit.

•      Mezzanine stage companies are approaching or have attained break even or profitability and are continuing to expand. An acquisition or initial public offering may be imminent.

Classification of a company by stage of development necessarily involves our subjective judgment, and it is possible that other investors or market analysts would classify a company differently than the classification used by our Company.

QUALITATIVE CRITERIA. All potential borrower companies will first be evaluated and assessed based on their relative stage of development and the quality of an investment in such borrower company based on the above criteria. Once our management team has determined that a potential borrower company satisfies the above criteria and is suitable for investment, it will then be evaluated using the multi-step process described below. After completion of the process, receipt and review of all internal and outside reports and evaluations of the potential borrower company, the Board will submit the matter of investing in the potential borrower company to a vote. If the Board approves the investment, we will then proceed with a written offer, establish a disbursement of proceeds schedule, and prepare appropriate documents to reflect our loan and any management service contracts between the potential borrower company and our company.

We intend to follow the steps set forth below in our lending process:

(1) BUSINESS PLAN/ASSESSMENT . Business plan description and complete resumes of management from all entrepreneurs. Members of our management team will meet with the best of these entrepreneurs, attempting to identify key traits that have been associated with entrepreneurial success in the past, such as high energy, a must-win attitude, intellectual brilliance, high personal integrity, relevant experience, a strong work ethic, and the ability to prioritize and focus. A business plan submitted for evaluation to us should contain the following information:

•         Overview of the business concept as well as the company's strategic focus and direction.

•         Discussion of competition including a discussion of specialized expertise, intellectual property, patents, and/or other unique advantages held by either the company or its competitors.

•         Sources and uses of cash with respect to investment capital sought.

•         Pro forma financial projections for at least the current year and two subsequent years including expected capital requirements from the time of the investment capital received through the two subsequent years.

•         Operating plan including current and projected staffing, equipment, and space requirements.

•         Discussion of minimum dollar proceeds necessary in order to implement the business plan.

•         Marketing plan.

•         Discussion of conflicts of interest with investors together with steps being taken by the borrower company to mitigate such conflicts of interest and to protect against future conflicts of interest.

•         Resumes for all key officers/managers.

(2) EVALUATE POTENTIAL MARKET. We have developed relationships with consultants, who represent a valuable source of information about a target investment's market. We will call upon these contacts as well as create new ones in the markets of each company seeking funding. As we evaluate markets, we must become confident that the company can attain a competitive market position over time.

(3) EXAMINE STRUCTURE OF BUSINESS MODEL. We will examine the structure upon which the business plan is built. The Board has indicated a distinct bias toward business models calling for high gross margins and relatively low capital intensiveness. Such businesses have the potential for higher internally sustainable growth rates than average and superior return on equity invested. In addition, we will require, whenever possible, implementation of the following policies into the articles, bylaws or operating agreements of its borrower companies:

•         There can be only one class of common shares, all with equal voting rights, and all distributions of capital or earnings can only be made to all members based upon their percentage interest without preference;

•         Compensation of the key officers/managers and their affiliates, including, but not limited to, all salary, bonuses, commissions and/or fees, shall be limited based upon the success of the borrower company in reaching predetermined milestones; and

•         The primary responsibility of the management/officers of the entity is to serve as fiduciaries charged with serving the best interests of the stockholders/members even when such interests may be in conflict with the management, officers or other employees of the entity.

(4) CHECK REFERENCES. We will require that each entrepreneur supply a list of references in order that we may get a better sense of the entrepreneur's past experience, strengths, weaknesses, and work habits. We make it a point to get references outside of this list as well, in order to avoid only "cherry-picked references." We believe that these checks are important to develop a more complete and accurate picture of the team.

(5) CALL CUSTOMERS AND SUPPLIERS. We intend to call a number of current and/or prospective customers and suppliers to get a sense of how they view the targeted investment including its products and the market.

(6) EVALUATE PRODUCTS/TECHNOLOGY. As part of our analysis, we will evaluate the target borrower's current products, development pipeline and underlying technology. To evaluate technology, we will not rely on in-house expertise alone, but will contact and hire appropriate specialists and consultants.

(7) EVALUATE RISKS/REWARDS. Evaluate the pro-forma financials, the likelihood of an exit after a 6 month to 24 month holding period.

(8) NEGOTIATE LOAN TERMS. When deciding on making an investment, we will draw up a term sheet for negotiation, and terms will be agreed upon.

(9) FINANCIALS AND CORPORATE INFORMATION.

In addition, consideration of an investment in mezzanine and growth stage companies will require a careful evaluation of their financial records, including an evaluation of the following:

•         Financial statements and notes to the financial statements including: management discussion of operations and liquidity; details regarding all forms of actual compensation of management and affiliates to compensation by the entity; number of shares outstanding at the beginning of the period and the end of the period and an explanation of the difference, if any; and a detailed discussion of the entity's rights and obligations under any joint ventures entered into along with a full discussion of any conflicts of interest management may have in entering into such joint ventures on behalf of the entity;

•         Equipment list and appraisal of equipment;

•         Facilities, current product descriptions;

•         Current management resumes, employment contracts;

•         All material contracts (and amendments) currently in effect, including, without limitation, leases, sales, purchase, financing, distribution, franchise, intellectual property, employment, insurance, employee benefit, and joint venture contracts; currently outstanding contractual offers by and to the company;

•         Correspondence with contracting parties regarding contract interpretation, claims, or threats of contract litigation;

•         Documents relating to the company's internal determinations as to whether it can, or should, fulfill a particular contract;

•         Documents relating to material acquisitions and divestitures for the immediately preceding five years, particularly agreements involving covenants by or in favor of the company;

•         Minute books of the company, including minutes of the meetings of the board of directors, any committee (whether of the board or otherwise), and shareholders for the last five years to date;

•         All stock option, bonus, incentive, or pension plans, and any other agreements to issue shares of the company or any of its subsidiaries in the future;

•         All agreements under which registration or preemptive-rights are granted to shareholders of the company; and

•         All agreements, offering circulars, letters of intent, written proposals, or memoranda of any oral proposals for the disposition, acquisition, or distribution of any of the assets or shares of the company.

WARRANTS AND EQUITY SECURITIES. We expect to acquire warrants to purchase equity securities and convertible debt of eligible borrower companies in connection with providing loan financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible borrower company, and will likely be affected by the price and terms of securities issued by the eligible borrower company to other venture capitalists and other holders. It is anticipated that most warrants will be for a term of three to five years, and will have an exercise price related to the price at which the eligible borrower company most recently issued equity securities or, if a new equity offering is imminent, will next issue equity securities. The equity securities for which a warrant can be exercised generally will be common stock (of which there may be one or more classes) or convertible preferred stock. Substantially all of the warrants and underlying equity securities to be obtained by us will be restricted securities under the Securities Act at the time of their issuance. We intend to negotiate registration rights with borrower companies such as (i) "piggyback" registration rights, which would permit us under certain circumstances to include some or all of the securities owned by us in a registration statement filed by the eligible borrower company, or (ii) in rare circumstances, "demand" registration rights permitting us under certain circumstances to require the eligible borrower company to register the securities under the Securities Act (in some cases at our expense). We also intend to request "cashless" provisions in the warrants, which would allow us to receive, upon exercise of the warrant without payment of any cash, a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Each warrant or stock purchase is expected to contain customary and negotiated representations, warranties, covenants and events of default to protect us.

LEVERAGE. We intend to borrow money from and issue debt securities to investment funds. The use of leverage increases investment risk. Lenders may require that we pledge borrower assets as collateral for loans. If we are unable to service the borrowings, we may risk the loss of such pledged assets. Lenders are also expected to require that we agree to covenants limiting our ability to incur additional debt or otherwise limiting our flexibility. Typically, such loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.

RESERVES. We may retain reserves after the investment in order to have sufficient funds for equity-oriented follow-on investments in borrower companies. We intend to sell additional common stock to meet the funding requirements for such follow on investments. If such sales are successful, we expect to have cash reserves. In order to enhance the rate of return on these reserves and increase the amounts ultimately available for investments and our operating costs, we plan to engage in a reserve management strategy that will include making secured loans to borrower companies, potential borrower companies, or similar types of corporations.

AVERAGE LOAN OR INVESTMENT. The amount of funds committed to a borrower company will vary depending on the funds available to us, the quality and completeness of the borrower company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although loan or investment amounts will vary considerably, we expect that the average loan (excluding follow-on investments) will be between $250,000 and $2,000,000.

OTHER INVESTMENT POLICIES. We may sell securities short or acquire significant amounts of equity securities within a single issuer. We will not purchase securities on margin (except to the extent our permitted borrowings are deemed to constitute margin purchases), write puts or calls, purchase or sell commodities or commodity contracts. We will not underwrite the securities of other companies, except to the extent we may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of our business.

INDUSTRY ANALYSIS AND HISTORY

Barriers to Entry in the Industry

There is one major barrier to entry into the Industry which is capital. We have very limited capital with which to compete in this industry. Many other competitors have been in the business for many years and have very large capital resources and an established reputation. Our barriers to entry are, in addition to lack of capital, lack of reputation, lack of recognition, part-time management, lack of financial history to raise money, and lack of equity in our company upon which to base a capital raise.

Competitive Factors impacting our ability to gain market share

Our competition enjoys advantages which may prevent us from achieving a market share due to our competitions known reputations, large funding abilities, competent management, and capital resources all of which will impede our abilities to achieve market share.

Competitive Factors in the Industry

There are numerous entities, Investments banks, merchant banks, hedge funds, private equity, commercial banks and private investors which will compete for the same business in which we intend to engage. We will be at a significant disadvantage to all of these other competitors for the foreseeable future. All of our competitors should be considered to be far better capitalized than we are.

Company's Competitive position in the Industry

Registrant is an insignificant participant in the merchant banking industry and cannot be expected to obtain a market share even discernable percentage wise. Without a large infusion of capital, it will remain a very small participant in the industry.

Merchant Banking

The term merchant banking is generally understood to mean negotiated private equity investment or financing through alternative methods by financial institutions in loans, convertible debt or off balance sheet vehicles, or through unregistered securities of either privately or publicly held companies. Both investment banks, commercial banks, and other companies engage in merchant banking, and the type of security in which they invest is diverse. They may invest in securities with an equity participation feature; these may be convertible preferred stock or subordinated debt with conversion privileges or warrants. Other investment bank services-raising capital from outside sources, advising on mergers and acquisitions, and providing bridge loans while bond financing is being raised in a leveraged buyout (LBO) and are also typically offered by financial institutions or broker dealers engaged in the merchant bank industry. One which is often omitted is the provision of experienced management by the merchant to commercialize ideas, or technology.

Merchant banking has been an occasionally lucrative but a highly risky-endeavor for the small number of bank holding companies and banks that have engaged in it under existing law, and for private equity investors. Banking law legislation has expanded the merchant-banking activity that is permissible to commercial banks and has spurred interest in this lucrative specialty on the part of a some institutions, however, limitations exist and have scared many banks away from the markets after the Lehman collapse and the resulting fallout with JP Morgan, Bank of America and the big bank Wall Street bailout. Although for much of the past half-century commercial banks have been permitted (subject to certain restrictions) to engage in merchant banking activities, their continued role is limited by the conservatism of the regulators and their Boards.

Evolution of the Private Equity Market

Until the 1950s, U.S. investors in private equity were primarily wealthy individuals and families. In the 1960s and 1970s, corporations and financial institutions joined them in this type of investment. (In the 1960s, commercial banks were the major providers of one kind of private equity investing, venture-capital financing.) Through the late 1970s, wealthy families, industrial corporations, and financial institutions, for the most part investing directly in the issuing firms, constituted the bulk of private equity investors.

In the late 1970s, changes in the Employee Retirement Income Security Act (ERISA) regulations, in tax laws, and in securities laws brought new investors into private equity. In particular, the Department of Labor's revised interpretation of the "prudent man rule" spurred pension fund investment in private equity capital. Currently, the major investors in private equity in the United States are pension funds, endowments and foundations, corporations, and wealthy investors; financial institutions-both commercial banks and investment banks-represent significant segments of total private equity capital.

The capital markets have been through a number of cycles and the differentiation between investment banking and merchant banking has not been kept clear and statistics have been difficult to collect for reliable data.

Typical Uses of Private Equity

Private equity financing is an alternative to raising public equity, issuing public debt, or arranging a private placement of debt or bank loan. The reasons companies seek private equity financing are varied. For example, other forms of financing may be unavailable or too expensive because the company's track record is either nonexistent or poor (that is, the company is in financial distress). Or a private company may want to expand or change its ownership but not go public. Or a firm may not want to take on the fixed cost of debt financing.

Public firms may seek private equity financing when their capital needs are very limited and do not warrant the expense, time, and regulatory paperwork required for a public issue. They also may seek private equity to keep a planned acquisition confidential or to avoid other public disclosures. They may use the private equity market because the public market for new issues in general is bad or because the public equity market is temporarily unimpressed with their industry's prospects. Finally, very often in recent years, managements of large public firms have felt their firms will benefit from a change in capital structure and ownership and will choose to go private by means of a leveraged buyout (LBO).

Although companies seek private equity for all these reasons, most private equity funding has been used for one of two purposes: to fund start-up or early-stage companies (venture capital) or to bring large public companies private in LBOs.

Forms Taken by Investments

Currently, many private equity investments (including loans and convertible debt) are made by limited partnerships or limited liability companies, with professional private equity managers acting on behalf of institutional investors. In a limited partnership, the professional equity managers serve as general partners, and the institutional investors serve as limited partners. The general partners or managers manage the investment and contribute an insignificant part of the investment, generally approximately 1 percent. These entities have a contractually fixed life, usually five to ten years. The investments are often highly illiquid over the entity's life, with a return not expected until the entity's later years, when the business is sold through a public offering or a private sale, or interest or the shares are repurchased by the company.

Evolution of Modern Era Merchant Banking

Many banks entered merchant banking in the 1960s to take advantage of the economies of scope produced when private equity investing is added to other bank services, particularly commercial lending. As lenders to small and medium-sized companies, banks become knowledgeable about individual firms' products and prospects and consequently are natural providers of direct private equity investment to these firms.

In the middle to late 1980s, the decision to enter merchant banking was thrust on other banks and bank holding companies by unforeseen events. In those years, as a result of the LDC (less-developed-country) debt crisis, many banks received private equity from developing nations in return for their defaulted loans. At that time, many of these banks set up merchant-banking subsidiaries to try to extract some value from this private equity.

Also at about that time, most commercial banks began refocusing their private equity investments to middle-market and public companies (often low-tech, already profitable companies) and, rather than providing seed capital, financed expansion or changes in capital structure and ownership. Most particularly, they took equity positions in LBOs, takeovers, or recapitalizations or provided subordinated debt in the form of bridge loans to facilitate the transaction. Often they did both. Commercial banks financed much of the LBO activity of the 1980s.

Then, in the mid-1990s, major commercial banks began once again focusing on venture capital, where they had substantial expertise from their previous exposure to this kind of investment. Some of these recent venture-capital investments have been spectacularly successful. For example, the Internet search engine Lycos was a 1998 investment of Chase Manhattan's venture-capital arm.

We do not compete in the area of these ultra large merchant banks, or even large or mid-market banks. We are an insignificant participant in the total market and our focus is on small investments, which larger banks rule out.

Our Company has no historical track record and we should be deemed a pure start-up of earning or operating with all of the risks of an unproven company (see "Risk Factors").

COMPETITION, MARKETS, REGULATION AND TAXATION

COMPETITION

There are a large number of companies and individuals engaged in the Merchant Banking and Finance industry; accordingly, there is a high degree of competition. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do.

We are an insignificant participant among the firms which engage in the funding of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities within the definitions and parameters which would make us subject to the "1940 Act." In the event we engage in business activities that result in us holding investment interests in a number of entities, we might become subject to regulation under the 1940 Act. In such event, we would be required to register as an Investment Company and incur significant registration and compliance costs.

As a fundamental concept, the 1940 Act requires registration of companies that invest and manage funds to invest for others and trade in securities of other companies. Those companies that cross a threshold of 40% of assets in cash and stock in other companies may be required to register. Investment companies may issue face amount certificates, be a Unit Investment Trust, or be a mutual fund. We intend to do several things to remain outside of the 1940 Act: a) we will not trade in securities of other companies or manage investments for others, b) we intend to remain primarily in the merchant bank lending business recognized as exempt under Sections 3(c)(4) and (5) of the 1940 Act, c) we intend to carefully monitor our ratios of cash and securities to total assets to avoid crossing the 1940 Act threshold, d) we intend to hold loans comprising 60% to 70% of our assets at any time, e) we intend to maintain secured loans to companies as our primary business. We do not intend to provide managerial services to borrowers, f) we do not intend to issue face amount certificates, g) we do not intend to distribute profits and dividends to our shareholders on an annual or shorter basis, if ever, h) we do not pass through profits and losses to our shareholders on a tax basis, i) smaller secured loans will be our primary business and our primary profit center, which we intend will account for more than 50% of our revenues; j) we will not issue Units in investment trusts, k) we will not act as a mutual fund, and l) we will not invest funds on behalf of others.

We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3(c)(4) and (5) of the 1940 Act.

MARKETS

Our market is highly competitive and constantly changing. Commercial success is frequently dependent on capital availability, the effectiveness and sufficiency of which are very difficult to predict accurately. It is one of the principal economic risks of mezzanine and expansion stage funding companies like ours.

REGULATION

Governmental Regulation.

We are subject to regulations by securities laws as a public company. We do not intend to become an investment company under the Investment Company Act of 1940, but if we exceed certain thresholds of certain assets or our business operations cease to fall within certain exemptions, we might inadvertently become subject to the Act.

Compliance with Environmental Laws and Regulations.

Certain states may require that we obtain a Lender's License prior to making a loan in that state. We intend to address this on an as needed basis.

State Regulations.

We are not involved in operations with environmental considerations for our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

We have not spent, and currently do not plan to spend in the future, any funds on research and development activities.

EMPLOYEES

As of December 31, 2016, we have no full-time employees and 3 independent consultants who act as our officers and directors on a part-time basis of about 20 hours per week. Our officers and directors are responsible for planning, development and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until we have sufficient, reliable revenue from our operations. We do not have written employment agreements with any of our officers or directors at this time.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO  BLACKSTAR'S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-

LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING;  BLACKSTAR'S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF  BLACKSTAR'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. BLACKSTAR IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISKS RELATED TO OUR COMPANY AND THE BUSINESS

OUR SUCCESS WILL DEPEND, TO A LARGE DEGREE, ON THE EXPERTISE AND EXPERIENCE OF THE MEMBERS OF OUR MANAGEMENT TEAM.

We will rely exclusively on the skills and expertise of our management team in conducting our business. Our management team has experience in identifying, evaluating and acquiring prospective businesses for which we may ultimately provide loans, but there is no assurance our managements assessments will be successful in placing loans which are repaid with interest.  Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.

We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management team, under the supervision of our Board of Directors. There can be no assurance that we will attain our investment objective. The management team will have primary responsibility for the selection of companies to which we will loan or finance, the terms of such loans and the monitoring of such investments after they are made. However, not all of the management team will devote all of their time to managing us. These factors may affect our returns.

We have limited resources and limited operating history.

OUR OPERATIONS AS A MERCHANT BANK MAY AFFECT OUR ABILITY TO, AND THE MANNER IN WHICH, WE RAISE ADDITIONAL CAPITAL, WHICH MAY EXPOSE US TO RISKS.

Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities". If the value of our assets declines, we may be unable to satisfy loan requirements. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease.

WE ARE DEPENDENT UPON OUR PART-TIME MANAGEMENT FOR OUR SUCCESS WHICH IS A RISK TO OUR INVESTORS.

Our lack of full-time management may be an impediment to our business achievement. Without full-time officers, we may not have sufficient devoted time and effort to find successful loan prospects, additional capital, or manage our loan portfolio, which could impair our ability to succeed in our business plan, and could cause investment in our Company to lose value.

WE HAVE A LIMITED AMOUNT OF FUNDS AVAILABLE FOR INVESTMENT IN LOANS OR OTHER FINANCIAL INSTRUMENTS TO BORROWER COMPANIES AND AS A RESULT OUR LOAN INVESTMENTS LACK DIVERSIFICATION.

Based on the amount of our existing available funds, it is unlikely that we will be able to commit our funds to loans to, and the acquisition of debt or, securities of a large number of companies. We intend to operate as a diversified merchant bank. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We may not achieve the same level of diversification as larger entities engaged in similar activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified. The loss of one or more of our limited number of investments could have a material adverse effect on our financial condition.

WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated on December 17, 2007 for the purpose of engaging in any lawful business and have adopted a plan as a small and micro cap market merchant banking company. During the period of inception through December 31, 2016, we did not recognize revenues. We recognized no revenues during the fiscal year ended December 31, 2016. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

WE ARE NOT DIVERSIFIED AND WE WILL BE DEPENDENT ON ONLY ONE BUSINESS, MERCHANT BANKING.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the merchant banking industry and therefore increase the risks associated with our operations due to lack of diversification.

WE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY TO OUR STOCKHOLDERS.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative and legal and accounting and could exceed $200,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $24,000 as of the date of this filing.

WE WILL NEED ADDITIONAL FINANCING FOR WHICH WE HAVE NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF OUR BUSINESS PLAN.

We have limited funds, and such funds may not be adequate to carryout our business plan in the small and micro cap market merchant banking industry. Our ultimate success depends upon our ability to raise additional capital. We are investigating the availability, sources, and terms that might govern the acquisition of additional capital.

We have no commitment at this time for additional capital.  If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

WE MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current stockholders, which could present significant risks to stockholders.

WE HAVE AUTHORIZED AND DESIGNATED A CLASS A PREFERRED SUPER MAJORITY VOTING CONVERTIBLE STOCK, WHICH HAVING VOTING RIGHTS OF 60% TO OUR COMMON STOCK AT ALL TIMES.

Class A Preferred Super Majority Voting Convertible Stock (the "Class A Preferred Stock") of which 10,000,000 shares of preferred stock have been authorized for the class. The Class A Preferred Stock are to have super majority voting rights over common stock voting 60% at all times. At this time, all shares of the Class A Preferred Stock have been issued to International Hedge Group, Inc. which is controlled by Mr. Harris and Mr. Kurczodyna, our officers and directors.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN AND MAY RECEIVE COMPENSATION FROM OUR PARENT COMPANY.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring a business opportunity from any affiliate or officer or director. Our officers and directors also serve our parent company, International Hedge Group, Inc., which has and will have consulting agreements with most or all of our loan borrower companies and such is a direct conflict and such officers and directors may be paid by such parent.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY DELAWARE STATUTES.

Delaware General Corporation Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OUR DIRECTORS' LIABILITY TO US AND STOCKHOLDERS IS LIMITED

Delaware General Corporation Laws exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

We have no full-time employees which may impede our ability to carry on our business. Our officers are independent consultants who devote up to 20 hours per week to Company business. The lack of full-time employees may very well prevent the Company's operations from being efficient, and may impair the business progress and growth, which is a risk to any investor.

CONFLICTS OF INTEREST.

Certain conflicts of interest may exist between our Company and our officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of our Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to our Company.

NO ASSURANCE OF SUCCESS OR PROFITABILITY.

There is no assurance that our Company will ever operate profitably. There is no assurance that we will generate profits, or that the value of our Company's Shares will be increased thereby.

LACK OF DIVERSIFICATION.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within our business or industry and therefore increase the risks associated with our operations.

DEPENDENCE UPON MANAGEMENT. LIMITED PARTICIPATION OF MANAGEMENT.

Our Company will be heavily dependent upon our management skills, talents, and abilities, as well as our consultants, to implement our business plan, and may, from time to time, find that their inability to devote full time attention to the business of our Company results in a delay in progress toward implementing our business plan.

DEPENDENCE UPON OUTSIDE ADVISORS.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Company's management, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to our Company. In the event our Company considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

Based on our current cash reserves, we will have relatively small operational budget for the operations that we cannot expand without additional raising capital.

If we are unable to begin to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We cannot give any assurances that we will be able to raise enough capital to fund acquisitions and product development.

We will need to raise additional funds to support not only our budget, but also our expansion operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

RISK FACTORS OF THE COMPANY

WE MAY NOT REALIZE RETURNS ON OUR LOANS IN BORROWER COMPANIES FOR SEVERAL YEARS. THUS, AN INVESTMENT IN SHARES OF OUR COMMON STOCK IS ONLY APPROPRIATE FOR INVESTORS WHO DO NOT NEED SHORT TERM LIQUIDITY IN THEIR MONEY.

We intend to make loans as quickly as possible consistent with our business objectives in those investments that meet our criteria. However, it is likely that a significant period of time will be required before we are able to achieve repayment and any additional value from warrants or stock conversions that we hold in an eligible borrower company.

COMPETITION FOR LOANS AND INVESTMENTS.

We expect to encounter competition from other entities having similar business objectives, some of whom may have greater resources than us. Historically, the primary competition for venture capital investments has been from venture capital funds and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, and wealthy individuals. Additional competition is anticipated from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. Virtually all of our competitors will have a competitive advantage and are much larger. The need to compete for loans or investment opportunities may make it necessary for us to offer borrower companies more attractive transaction terms than otherwise might be the case. We anticipate being a co-investor with other venture capital groups, and these relationships with other groups may expand our access to business opportunities.

RISKS OF COMPETITION FOR OUR BORROWER COMPANIES.

Most emerging markets are highly competitive. We anticipate that nearly all our borrower companies will compete against firms with greater financial resources, more extensive development, manufacturing, marketing, and service capabilities, and a larger number of qualified managerial and technical personnel.

ILLIQUID NATURE OF OUR INVESTMENTS.

We anticipate that substantially all of our borrower loans (other than short-term investments) will consist of debt securities that at the time of acquisition are unmarketable, illiquid and for which no ready market will exist, or if such a market does in fact exist. If we receive Restricted securities as part of a loan transaction such cannot be sold publicly without prior agreement with the issuer to register the securities under the Securities Act, or by selling such securities under Rule 144 or other provisions of the Securities Act which permit only limited sales under specified conditions. Venture capital investments in the securities of borrower companies are privately negotiated transactions. There will be no established trading market in which such securities, particularly debt, can be sold. In the case of warrants or equity securities in private companies, we generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases our warrants or equity securities or exchanges them for publicly traded securities of the acquirer. The feasibility of such transactions depends upon the borrower company's financial results as well as general economic and equity market conditions. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, our ability to sell such securities may be limited by the lack of or limited nature of a trading market for such securities. When restricted securities are sold to the public, under certain circumstances we may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the Securities Act, and be subject to potential liabilities as such under that Act. Because of the illiquid nature of our investments, a substantial portion of our assets will be carried on its books at fair value as determined by the Board from time to time adjusted. This value will not necessarily reflect the amount which could be realized upon a sale, or payoff.

RISKS OF OUR NEED FOR ADDITIONAL CAPITAL TO FUND LOANS OR EQUITY TO OUR BORROWER COMPANIES.

We expect that most borrower companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing (whether from us or other investors) is typically intended to provide a borrower company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a company may have to raise additional capital at a price or at terms unfavorable to the existing investors, including our Company. This additional financing or the availability of any form of equity or debt capital is generally a function of capital market conditions that are beyond our control or any borrower company. Our management team may not be able to predict accurately the future capital requirements necessary for success of our Company or borrower companies. Additional funds may not be available from any source.

OUR LOAN PORTFOLIO IS AND MAY CONTINUE TO BE CONCENTRATED IN A LIMITED NUMBER OF LOAN PORTFOLIO COMPANIES AND INDUSTRIES, WHICH WILL SUBJECT US TO A RISK OF SIGNIFICANT LOSS IF ANY OF THESE COMPANIES DEFAULTS ON ITS OBLIGATIONS UNDER ANY OF ITS DEBT INSTRUMENTS OR BY A DOWNTURN IN THE PARTICULAR INDUSTRY.

Our loan portfolio is and may continue to be concentrated in a limited number of borrower companies and industries. We do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

WE WILL NOT CONTROL ANY OF OUR BORROWER COMPANIES.

We will not control any of our borrower companies, even though we may have financial observation rights. As a result, we are subject to the risk that a borrower company in which we invest may make business decisions with which we disagree, may take risks or otherwise act in ways that do not serve our interests.

WE MAY NOT REALIZE GAINS FROM OUR INVESTMENT ASSETS.

Our goal is ultimately to dispose of any equity interests we receive from our borrower companies to attempt to realize gains upon our disposition of such interests.

However, any equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from any equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

THE INABILITY OF OUR BORROWER COMPANIES TO COMMERCIALIZE THEIR TECHNOLOGIES OR CREATE OR DEVELOP COMMERCIALLY VIABLE PRODUCTS OR BUSINESSES WOULD HAVE A NEGATIVE IMPACT ON OUR INVESTMENT RETURNS.

The possibility that our borrower companies will not be able to commercialize their technology, products or business concepts presents significant risks to the value of our loans. Additionally, although some of our borrower companies may already have a commercially successful product or product line when we invest, technology related products and services often have a more limited market or life span than have products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. Their inability to do so could affect our investment return. We cannot assure you that any of our borrower companies will successfully acquire or develop any new technologies, or that the intellectual property the companies currently hold will remain viable. Even if our borrower companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our borrower companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our borrower companies may not be successful.

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2016, we had an accumulated deficit of ($2,993,815).

Future losses are likely to occur until we are able to receive returns on our loans and investments since we have no other sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2016 and 2015, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES.

We have no sources of income at this time and insufficient assets to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and, or, equity we shall be unable to meet our ongoing operating expenses. On a longer term basis, we intend to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that these events will be successfully completed.

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our executive officers, directors, and holders of 5% or more of our issued and outstanding common stock through International Hedge Group, Inc. beneficially own approximately 95% of our issued and outstanding common stock and the Super Majority Voting Class A Preferred Stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR TWO OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Mr. Harris and Mr. Kurczodyna, the officers and directors of the Company and of our parent, International Hedge Group, Inc. ("IHG") control in excess of our 95% of our issued and outstanding common stock through IHG and are able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

RISKS RELATING TO OUR LOANS OR INVESTMENTS

THE INABILITY OF OUR BORROWER COMPANIES TO ADEQUATELY EXECUTE THEIR GROWTH OR EXPANSION STRATEGIES WOULD HAVE A NEGATIVE IMPACT ON OUR LOAN OR INVESTMENT RETURNS.

The possibility that our borrower companies will not be able to fully carry out or execute on their expansion or growth plans presents significant risk. Our loans or investment in our borrower companies will ultimately depend on the success of our borrower company or our ability to be repaid loans or liquidate securities acquired by us in the borrower company. If the intended expansion or growth plan that was one of the main reasons we had originally loaned does not come to fruition or is otherwise impeded, loan market value of the borrower company's stock may negatively reflect this information, making our investment not profitable or may subject us to a substantial loss. Further, we may loan to or invest in borrower companies for which no market for its securities exists, in which case, the borrower companies failure to complete or execute its expansion or growth plan may severely inhibit our repayment. In such case, we may incur an entire loss of our investment.

OUR BORROWER COMPANIES WILL LIKELY HAVE SIGNIFICANT COMPETITION FROM MORE ESTABLISHED COMPANIES AS WELL AS INNOVATIVE EARLY STAGE COMPANIES.

Emerging growth companies often face significant competition, both from early stage companies and from more established companies. Early stage competitors may have strategic capabilities such as an innovative management team or an ability to react quickly to changing market conditions, while more established companies may possess significantly more experience and greater financial resources than our borrower companies. These factors could affect our investment returns.

OUR INVESTMENT RETURNS WILL DEPEND ON THE SUCCESS OF OUR BORROWER COMPANIES AND, ULTIMATELY, THE ABILITIES OF THEIR KEY PERSONNEL.

Our success will depend upon the success of our borrower companies. Their success, in turn, will depend in large part upon the abilities of their key personnel. The day-to-day operations of our borrower companies will remain the responsibility of their key personnel. The loss of one or a few key managers can hinder or delay a company's implementation of its business plan. Our borrower companies may not be able to attract qualified managers and personnel. Any inability to do so may negatively impact our investment returns.

SOME OF OUR BORROWER COMPANIES MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE READILY AVAILABLE.

Companies in which we make expansion or mezzanine round loans will often require substantial additional financing to fully execute their growth strategies. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development, or in the case of our financings, the turn around stage or offering stage which might provide us with a liquidity event. We cannot predict the circumstances or market conditions under which our borrower companies may seek additional capital. It is possible that one or more of our borrower companies will not be able to raise additional financing or may be able to do so at a price or on terms which are unfavorable to us, either of which could negatively impact our investment returns.

RISKS RELATED TO OUR COMMON STOCK

A LIMITED PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should continue, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

OUR STOCK WILL, IN ALL LIKELIHOOD, BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly-traded. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SECURITIES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SECURITY.

Because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our securities may suffer greater declines because of our price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

  Variations in our quarterly operating results;
  Loss of a key relationship or failure to complete significant transactions;
  Additions or departures of key personnel; and
  Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, has experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

THE REGULATION OF PENNY STOCKS BY THE SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company, as our stock price is less than $5.00 per share. If we are able to obtain an exchange listing for our stock, we cannot make an assurance that we will be able to maintain a stock price greater than $5.00 per share and if the share price was to fall to such prices, that we wouldn't be subject to the Penny Stocks rules. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited stockholders. For purposes of the rule, the phrase "accredited stockholders" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Stockholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Stockholders may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Stockholders should understand that if a fraud case is filed an against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small stockholders.

That absent arbitration agreements, specific legal remedies available to stockholders of penny stocks include the following:

If a penny stock is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

If a penny stock is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause stockholders significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Stockholders will have no effective legal remedies for these illiquidity issues.

WE WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future. Stockholders whose investment criteria are dependent on dividends should not invest in our common stock.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock are held by our present officers, directors, and affiliate stockholders as "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

OUR STOCKHOLDERS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to BlackStar Enterprise Group, Inc. stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

WE HAVE NOT IDENTIFIED BUT ONE OF THE BORROWER COMPANIES TO WHICH WE WILL LOAN OR IN WHICH WE MAY INVEST.

We have only loaned money to one borrower company, Meshworks Media Corporation, and may take time to find another finance candidate.

FUTURE DILUTION MAY OCCUR DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATION IN THE FUTURE.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, acquisitions, or pursuant to any future Employee/Consultant Stock Option Plan.

OUR NEW INVESTORS WILL SUFFER A DISPROPORTIONATE RISK AND THERE WILL BE IMMEDIATE DILUTION OF PURCHASERS' INVESTMENTS.

Our present shareholders have acquired their securities at a cost significantly less than that which the investors at which future purchasers in the market may pay. Therefore, new investors will bear most of the risk of loss.

OUR BUSINESS IS HIGHLY SPECULATIVE AND THE INVESTMENT IS THEREFORE HIGHLY RISKY.

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

The ongoing economic downturn and continued uncertainty in the financial markets and other adverse changes in general economic or political conditions may adversely affect our industry, business and results of operations.

The global credit and financial markets have continued to experience disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be future deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

POTENTIAL CHANGES IN ACCOUNTING PRACTICES AND/OR TAXATION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after tax income. Equally, increases in indirect taxes could affect our products affordability and reduce our sales.

WE WILL RELY ON THIRD PARTIES FOR SERVICES IN CONDUCTING OUR BUSINESS AND ANY DISRUPTION OF THESE RELATIONSHIPS COULD ADVERSELY AFFECT OUR BUSINESS.

We will have contracts with third parties. If these relationships are disrupted for any reason our results of operation and financial condition could be adversely affected.

REPORTING INFORMATION.

Our Company is subject to the reporting requirements under the Securities and Exchange Act of 1934. As a result, shareholders will have ready access to the information required to be reported by publicly held companies under the Securities and Exchange Act and the regulations thereunder. Our Company intends to provide our shareholders with annual reports containing financial information prepared in accordance with Generally Accepted Accounting Principles as required by

Sec. 13 of the Securities Exchange Act of 1934. As a result, we will be subject to legal and accounting expenses that private companies are not subject to and this could affect our ability to generate operating income.

LIMITED FINANCING - LACK OF LOAN AVAILABILITY.

The monies currently on hand may not be sufficient for the continued expanded operations of our Company. There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to our Company. (See "Business Summary")

Our Company may borrow money to finance its operations on terms to be determined. Any such borrowing will increase the risk of loss to the investor in the event our Company is unsuccessful in repaying such loans.

CAPITAL RESOURCES.

The only capital resources of our Company are our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

REAL ESTATE.

None.

OIL AND GAS.

None.

PATENTS.

None.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink under the symbol "BEGI". Because we are quoted on the OTC Pink, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

International Hedge Group, Inc. ("IHG"), our parent company, contracted to acquire 95% of our outstanding stock in January 2016 and closed on the purchase in summer of 2016. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG's strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the legal ability and mission to do loan based funding of start-up and developed business ventures using its stock for private placement or public offerings. IHG and BlackStar are managed and controlled by the same individuals, but IHG may seek its funding from different and as yet, undetermined sources, with funding structures of different natures.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Fiscal 2015	Low	High
First Quarter - ended March 31, 2015	$.06	$.20
Second Quarter - ended June 30, 2015	$.08	$.08
Third Quarter - ended September 30, 2015	$.06	$.08
Fourth Quarter - ended December 31, 2015	$.06	$.06

Fiscal 2016	Low	High
First Quarter - ended March 31, 2016	$.05	$.06
Second Quarter - ended June 30, 2016	$.04	$.03
Third Quarter - ended September 30, 2016	$.04	$.55
Fourth Quarter - ended December 31, 2016	$.35	$1.15

Holders.

As of December 31, 2016, there are approximately 353 record holders of 55,824,970 shares of our common stock.

Dividends.

As of the filing of this registration statement, we have not paid any dividends to stockholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Delaware General Corporation Laws, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Class A Preferred Super Majority Voting Convertible Stock

The Certificate of Incorporation of the Company authorizes the issuance of up to ten million (10,000,000) shares of Preferred Stock, $0.001 par value per share (herein, "Preferred Stock" or "Preferred Shares"), and expressly vests in the Board of Directors of the Company the authority provided therein to issue any or all of the Preferred Shares in one (1) or more Class or classes and by resolution or resolutions to establish the designation and number and to fix the relative rights and preferences of each Class to be issued. The Board authorized One Million (1,000,000) of the Ten Million (10,000,000) authorized shares of Preferred Stock of the Company to be designated Class A Preferred Convertible Stock, $0.001 par value per share, and shall possess the rights and preferences set forth below:

Rank. The Class A Preferred Convertible Stock shall rank: (i) senior to any other class or Class of outstanding Preferred Shares or Class of capital stock of the Company; (ii) prior to all of the Company's Common Stock, ("Common Stock"); and (iii) prior to any other class or Class of capital stock of the Company hereafter created "Junior Securities"); and in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (all such distributions being referred to collectively as "Distributions").

Dividends. The Class A Preferred Convertible Stock shall bear no dividends, except that in the event dividends are declared for common stock, the same rate of dividend per share shall be due and payable to the Class A Preferred shareholders on the same terms.

Liquidation / Merger Preference.

(a)       So long as a majority of the shares of Class A Preferred authorized are outstanding, the Company will not, without the written consent of the holders of at least 51% of the Company's outstanding Class A Preferred, either directly or by amendment, merger, consolidation, or otherwise: (i) liquidate, dissolve or wind-up the affairs of the Company, or effect any Liquidation Event; (ii) amend, alter, or repeal any provision of the Certificate of Incorporation or Bylaws in a manner adverse to the Class A Preferred (iii) create or authorize the creation of, or issue any other security convertible into or exercisable for, any equity security, having rights, preferences or privileges senior to the Class A Preferred, or (iv) purchase or redeem or pay any dividend on any capital stock prior to the Class A Preferred, other than stock repurchased from former employees or consultants in connection with the cessation of their employment/services.

(b)       In the event of any liquidation, merger, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Class A Preferred Convertible Stock (each a "Holder" and collectively the "Holders") shall be entitled to receive, prior in preference to any distribution to Junior Securities, an amount per share equal to $.01 plus any allocable and due dividends per share.

(c)       Upon the completion of the distribution required to Class A holders, if assets remain in the Company, they shall be distributed to holders of Junior Securities in accordance with the Company's Certificate of Incorporation including any duly adopted Certificate(s) of Designation.

Conversion Rights:

The Holders of the Class A Preferred Convertible Stock shall, individually and collectively, have the right to convert all of their Class A Preferred Convertible Stock, in one transaction, by electing, in writing, to convert the 1,000,000 shares of Class A Preferred Stock into shares of Common Stock of the Company, on the basis of 100 common shares for each share of Class A Preferred Stock, subject to adjustment

Adjustment to Conversion Rate. The conversion price will be subject to adjustments for stock dividends, splits, combinations and similar events and to Adjustment Due to Merger, Consolidation, Etc. If, prior to the conversion of all Class A Preferred Convertible Stock, there shall be any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Common Stock of the Company shall be changed into the same or a different number of shares of the same or another class or classes of stock or securities of the Company or another entity or there is a sale of all or substantially all the Company's assets, then the Holders of Class A Preferred Convertible Stock shall thereafter have the right to receive upon conversion of Class A Preferred Convertible Stock, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore issuable upon conversion, such stock, securities and/or other assets ("New Assets") which the Holder would have been entitled to receive in such transaction had the Class A Preferred Convertible Stock been convertible into New Assets from the date hereof, at the market price of such New Assets on the date of conversion, and in any such case appropriate provisions shall be made with respect to the rights and interests of the Holders of the Class A Preferred Convertible Stock to the end that the provisions hereof (including, without limitation, provisions for the adjustment of the conversion price and of the number of shares of Common Stock issuable or New Assets deliverable upon conversion of the Class A Preferred Convertible Stock) shall thereafter be applicable, as nearly as may be practicable in relation to any securities thereafter deliverable upon the exercise here.

Redemption by Company. The Company may, at its sole discretion redeem all or any portion of the Class A Preferred Convertible Stock by paying in cash by wire transfer the stated value of US $50.00 per share, plus all accrued and unpaid dividends on the Class A Preferred Convertible Stock to be redeemed, to the Holder pursuant to the Holder's written instructions. The Holders may convert Class A Preferred Convertible Stock into Common Stock of the Company until such cash has been transmitted to the Holder, at which time conversion rights shall cease and the Holder shall surrender all redeemed Class A Preferred Certificates to the Company for cancellation.

Super Majority Voting Rights. The record Holders of the Class A Preferred Convertible Stock shall have the right to vote on any matter with holders of Common Stock and may vote as required on any action, which Delaware law provides may or must be approved by vote or consent of the holders of the specific Class of voting preferred shares and the holders of common shares. The Record Holders of the Class A Preferred Shares shall have the right to vote on any matter with holders of common stock voting together as one (1) class. The Record Holders of the Class A Preferred Shares shall have that number of votes (identical in every other respect to the voting rights of the holders of other Class of voting preferred shares and the holders of common stock entitled to vote at any Regular or Special Meeting of the Shareholders) equal to that number of common shares which is not less than 60% of the vote required to approve any action, which Delaware law provides may or must be approved by vote or consent of the holders of other Class of voting preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

We have sold securities in the past 2 years without registering the securities under the Securities Act of 1933 as shown in the following tables:

Shares Issued in Private Offering

44,400,000 Common shares and 1,000,000 Class A Preferred Super Majority Voting Convertible Shares were issued to International Hedge Group, Inc., for $200,000 in cash consideration and 34,000,000 (cashless) warrants exercisable in 3 years @ $0.05 per share were issued to officers, and directors and seven individuals. 250,000 shares of common were issued to William Brand for services, and 162,579 shares of common were issued to Shelly D. Williams for services.

Exemption from Registration Claimed

Sales and issuances by us of the unregistered securities listed above were made by us in reliance upon Rule 506 of Regulation D to the individuals listed above. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to us and our management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. Each purchaser made written representation under Rule 506 of Regulation D, including net worth and sophistication. We required written representation that each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he/she was capable of evaluating the merits and risks of the prospective investment, and the issuer reasonably believed (based on written representations) immediately prior to making any sale that the purchaser came within this description.

Shares or Warrants Issued for Compensation or Services

Since January 1, 2014 through December 20, 2016, we have issued shares and Warrants of our common stock in exchange for services to the individuals and the amounts set forth below.

William Brand (1)	250,000 shares of common stock
Shelly D. Williams (2)	162,579 shares of common stock
M.A. Littman	800,000 Warrants exercisable @ $0.05 per share for $20,000 receivable waiver

MATERIAL RELATIONSHIPS

(1)	Former Director/Officer
(2)	Non-Executive Secretary

Exemption from Registration Claimed

All of the sales by us of the unregistered securities listed immediately above were made by us in reliance upon Section 4(a)(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to us and our management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate, or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2016, we had an accumulated deficit totaling $2,993,815. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

We intend to expend funds over the next four quarters as follows:

2nd Quarter 2017	• Loans	• $250,000
	• Operations	• $50,000

3rd Quarter 2017	• Loans	• $250,000
	• Operations	• $50,000

4th Quarter 2017	• Loans	• $250,000
	• Operations	• $50,000

1st Quarter 2018	• Loans	• $250,000
	• Operations	• $50,000

Our Budget for operations in the next year is as follows:

Working Capital - Loans	$1,000,000
Legal, Audit and Accounting	$100,000
Fees, rent, travel and general & administrative expenses	$100,000
$1,200,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $14,175 as of December 31, 2016, we have the cash for an operational budget of three months.  We intend to offer a private placement of stock or Notes to investors in order to achieve $1,200,000 in funding in the next six months. We intend to commence this offering in late Spring of 2017. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm's report on our financial statements as of December 31, 2016, includes a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $14,175, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 per quarter in 2017 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

We received the funding to loan the monies to Meshworks from our parent, IHG, in the form of two loans to BlackStar for a total of $500,000. The notes are three year notes payable at 6% interest per year.

Results of Operations

We had minimal operations and no revenues in 2015, incurring $2,800 in expenses resulting in a loss of ($2,800) for the year ended December 31,2015. In summer of 2016, we achieved capital of $100,000, in our efforts to recapitalize the Company. We had no revenues during the year ended December 31, 2016. Due to startup and administrative expenses, stock issuances, warrant expenses of $1,328,000 and consulting fees, we incurred a loss of ($1,064,678) for the period.

We had income (gain) on settlement of debt for the year ended December 31, 2016 of $270,822, which resulted in a net loss for the period of ($1,154,285) or ($0.06) per share. For the year ended December 31, 2015, we had a net loss of ($17,800).

Liquidity and Capital Resources.

Our total assets were $265,604 as of December 31, 2016, consisting of cash of $14,175 and other assets. By comparison, our total assets were $0 as of December 31, 2015. Our current liabilities as of December 31, 2016 and 2015, respectively, totaled $151,066 and $343,681, which is comprised of accounts payable of $1,066 and $26,423, notes payable of $0 and $200,000, to related parties, loan payable of $0 and $50,000, and accrued interest payable of $0 and $67,258.

We intend to attempt to raise capital through several sources: a) partner venture funds, b) private placements of our stock, c) loans from our parent IHG.

We do not have terms or committed sources of capital of any type at this time. If we are able to raise additional capital, we intend to make additional loans and would intend to use the funds repaid from the loans to a) retire debt, and b) fund additional loans to companies, and c) to provide operational funds.

We have been, and intend to continue, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts.

We do not anticipate that we will purchase any significant equipment over the next twelve months.

We do not anticipate any significant changes in the number of employee unless we significantly increase the size of our operations. We believe that we do not require the services of additional independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, we may need to supplement our staff in this manner.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that the Company has an accumulated deficit of $2,993,815 as of December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

On January 25, 2016 the Company received and agreed to a purchase of its common stock from International Hedge Group, Inc. (IHG) to purchase a 95% controlling interest in the Company. At the closing IHG was to provide the Company with a promissory note in the amount of $200,000 payable over a 180 day period in increments as the buyer is able to achieve funding. As at the date of this 10-K the Company has received $200,000 in cash.

During the year ended December 31, 2016 the Company received $200,000 in private placement subscriptions for the Company's common stock and issued 44,400,000 shares of common stock and 1,000,000 shares of preferred stock. During the year ended December 31, 2016 the Company issued 1,312,549 to consultants for services rendered and in exchange for debt, with the shares valued at $52,504.

During the year ended December 31, 2016, the Company received $216,580 in shareholder contributions to be used in the Company's regular activities. As of December 31, 2016, the Company has used these proceeds on the Company's operations and purchases.

Investing Activities

The Company used $251,659 in investing activities for the year ended December 31, 2016, with $1,659 going to fixed assets and $250,000 being used on Notes Receivable.

Operating Activities

During the year ended December 31, 2016, the Company used cash in the amount of $1,296,670 in operating activities, compared to $Nil over the previous year. The increased operating expenses are due to the Company's startup of operations.

Off Balance Sheet Arrangements

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACKSTAR ENTERPRISE GROUP, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blackstar Enterprise Group, Inc.:

We have audited the accompanying balance sheets of Blackstar Enterprise Group, Inc. ("the Company") as of December 31, 2016 and 2015 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Blackstar Enterprise Group, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
April 17, 2017

BLACKSTAR ENTERPRISE GROUP, INC.
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

Current assets
Cash	$14,175	$-
	-	-
Total current assets	14,175	-

Fixed assets
Furniture and equipment	1,659	-
Accumulated depreciation	(230)	-
Total fixed assets	1,429	-

Other assets
Notes receivable	250,000	-
Total other assets	250,000	-

Total Assets	$265,604	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,066	$26,423
Accrued interest payable	-	67,258
Loan payable	-	50,000
Notes payable	-	200,000
Loan payable - related party	150,000	-
Total current liabilties	151,066	343,681

Stockholders' Equity (Deficit)
Preferred stock, 10,000,000 shares authorized
with $0.001 par value. 1,000,000 and Nil
shares issued and outstanding respectively	1,000	-
Common stock, 200,000,000 shares authorized
with $0.001 par value. 55,824,970 and 11,112,421
issued and outstanding at each period respectively	55,825	11,112

Additional paid in capital	1,691,528	1,484,737
Additional paid in capital - warrants	1,360,000
Accumulated deficit	(2,993,815)	(1,839,530)
Total Stockholders' Deficit	114,538	(343,681)

Total Liabilities and Stockholders' Deficit	$265,604	$-

See accompanying notes to the financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,

	2016	2015

REVENUE	$-	$-
Cost of revenues	-	-
GROSS PROFIT	-	-

Operating Expenses:
Consulting fees	6,250	-
Depreciation	230	-
Legal and professional	31,190	-
Management consulting	30,000
General and administrative	21,937	2,800
Total operating expenses	89,607	2,800

Income (loss) from operations	(89,607)	(2,800)

Other income (expense)
Gain on debt settlement	270,822	-
Warrant expense	(1,328,000)	-
Interest expense	(7,500)	(15,000)
Other income (expense) net	(1,064,678)	(15,000)

Income (loss) before provision	(1,154,285)	(17,800)
for income taxes

Provision (credit) for income tax	-	-

Net income (loss)	$(1,154,285)	$(17,800)

Net income (loss) per share
(Basic and fully diluted)	$(0.06)	$(0.00)

Weighted average number of
common shares outstanding	19,710,993	11,112,421

See accompanying notes to the financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock		Preferred Stock
		Amount		Amount	Paid in	Accumulated	Stockholders'
	Shares	($0.001 Par)	Shares	($0.001 Par)	Capital	Deficit	Deficit

Balances - December 31, 2014	11,112,421	$11,112	-	$-	$1,484,737	$(1,821,730)	$(325,881)

Net loss for the year						(17,800)	(17,800)

Balances - December 31, 2015	11,112,421	11,112	-	-	1,484,737	(1,839,530)	(343,681)

Shares cancelled	(1,000,000)	(1,000)			1,000		-
Shares exchanged for debt	1,312,549	1,313			51,191		52,504
Shares issued for cash	44,400,000	44,400	1,000,000	1,000	154,600		200,000
Warrants issued					1,328,000		1,328,000
Warrants issued for debt					32,000		32,000
Net loss for the year						(1,154,285)	(1,154,285)
	55,824,970	$55,825	1,000,000	$1,000	$3,051,528	$(2,993,815)	$114,538

See accompanying notes to the financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$1,154,285)	$(17,800)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	230	-
Changes in operating assets and liabilities	-	-
Increase/(Decrease) in accounts payable	(25,357)	2,800
Increase/(Decrease) in accrued expenses	(67,258)	15,000
(Decrease) in Advances	(50,000)	-
	-	-
NET CASH USED IN OPERATING ACTIVITIES	(1,296,670)	-

CASH FLOWS USED IN INVESTING ACTIVITIES
Increase in Fixed Assets	(1,659)
Increase in Notes Receivable	(250,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(251,659)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable retired	(200,000)
Notes payable related party incurred	150,000
Sale of Common Stock	251,504
Sale of Preferred Stock	1,000
Paid in Capital Warrants	1,360,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,562,504	-

Net Increase (Decrease) In Cash	14,175	-

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$14,175	$-

Schedule of Non-Cash Investing and Financing Activities

Debt and accrued interest exchanged for common stock	$317,258	$-
	$-	$-

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

                                                                         See accompanying notes to the financial statements.

BlackStar Enterprise Group, Inc.

Notes to the Financial Statements

For the Year Ended December 31, 2016 and 2015

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the Company" or "BlackStar") was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. ("NPI08"). In January 2010, NPI08 acquired an ownership interest in Black Star Energy Group, Inc., a Colorado Corporation. BlackStar Energy then merged into NPI08, with NPI08 being the surviving entity. Concurrently, NPI08 changed its name to BlackStar Energy Group, Inc. On January 25, 2016, International Hedge Group, Inc. signed an agreement to acquire a 95% interest in the Company. The name was changed to BlackStar Enterprise Group, Inc. in August of 2016.

The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant bank as at the date of these financial statements. It currently trades on the Pink Sheets under the symbol "BEGI".

The Company's fiscal year end is December 31st. The Company's financial statements are presented on the accrual basis of accounting. The Company is a subsidiary of International Hedge Group, Inc., whose financial statements are not presented here and are not consolidated herein.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2016 and 2015, the Company has generated no revenues and has incurred losses. . These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents.

Revenue recognition

The Company has realized minimal revenues from operations. The Company recognizes revenues when the sale and/or distribution of products is complete, risk of loss and title to the products have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. The incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common share during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

The Company maintains a valuation allowance with respect to deferred tax asset. Blackstar Enterprise Group establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change estimate.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification for its long-lived assets. The Company's long -lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

 The Company considers the following to be some examples of important indicators that may trigger an impairment review; (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner of use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company's significant estimates include income taxes provision and valuation allowance  of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair value of Financial Instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash approximate their fair value because of their short maturities.

Long Lived Assets

In accordance with ASC 350 the Company regularly reviews the carrying value of intangible and other long lived assets for the existence of facts or circumstances both internally and externally that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long lived asset exceeds its fair value.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on FASB accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the FASB accounting standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company currently has no stock based compensation plan in place.

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2016, and does not expect such pronouncements to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 4 - CASH IN TRUST ACCOUNT

Due to the Company's inability to open a bank account in its own name, International Hedge Group opened a trust account on behalf of the Company and paid various bills both current and previously outstanding for the Company.  At such time as the Company is able to open accounts in its own name these funds will be transferred to the Company accounts. During the month of November 2016 the Company successfully opened an account in its own name and consequently ceased using the trust account at the end of December 2016 for any banking activities.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. This equipment is being depreciated over a three year life and the Company has recorded a depreciation expense of $230 for the current year.

NOTE 6 - ACCRUED INTEREST PAYABLE

The Company has been accruing interest on a note of $200,000 dated July 11, 2011 and an advance of $50,000 dated September 23, 2011. Each has been accrued at a rate of 6% simple interest. At August 30, 2016 this liability was settled in exchange for stock. For further detail the reader is advised to refer to the note "NOTES PAYABLE".

NOTE 7 - STOCKHOLDER'S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

On August 25, 2016 the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at December 31, 2016 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at December 31, 2016 the total number of common shares outstanding was 55,825,000. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016 the Company entered into a purchase agreement with International Hedge Group, Inc. ("IHG") whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company. As at the date of these financial statements only one of the stockholders had completed the transaction. IHG's commitment was to provide at least $200,000 in working capital within 6 months of the date of the agreement. As of the September 30, 2016 financial statements IHG has provided $100,000 of the commitment. On June 30, 2016 the Company signed an extension agreement allowing for an extension to October 30, 2016 for fulfillment of this obligation. During the month of October 2016 International Hedge Group fulfilled the commitment by paying the remaining $100,000.

During the quarter ended September, 30 2016 the Company issued 1,322,579 shares of its common stock to satisfy certain accounts payable and notes payable plus accrued interest. The stock was valued at $0.04 per share which valued the total debt relief at $52,903. The debts discharged in these transactions were valued at $335,072. These transactions were with unrelated parties giving the Company a net gain of $282,569 as gain on debt relief.

During the quarter ended September 30, 2016, the Company issued 34,000,000 warrants for the purchase of its common stock at $0.05 per share. Using the Black-Scholes valuation model the Company assigned a value of $1,360,000 to these warrants. The Company recorded an expense of $1,328,000 on the operating statement for the quarter ended December 31, 2016. The Company also used 800,000 of these warrants to satisfy an account payable to a service provider. The value of the debt discharged in this transaction was $20,253. This transaction was with an unrelated party giving the Company a net loss of $11,747 on the debt relief.

Total net gain on all debt relief transactions was $270,822.

Super Majority Voting Rights. The record Holders of the Class A Preferred Convertible Stock shall have the right to vote on any matter with holders of Common Stock and may vote as required on any action, which Delaware law provides may or must be approved by vote or consent of the holders of the specific Class of voting preferred shares and the holders of common shares. The Record Holders of the Class  A Preferred Shares shall have the right to vote on any matter with holders of common stock voting together as one (1) class. The Record Holders of the Class A Preferred Shares shall have that number of votes (identical in every other respect to the voting rights of the holders of other Class of voting preferred shares and the holders of common stock entitled to vote at any Regula or

Special Meeting of the Shareholders) equal to that number of common shares which is not less than60% of the vote required to approve any action, which Delaware law provides may or must be approved by vote or consent of the holders of other Class of voting preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any.

As at December 31, 2016 IHG is the holder of 79.53% if the outstanding common stock. When the balance of the certificates to be cancelled, 3,825,000, are cancelled then the percentage of ownership held by IHG will be 85.38%. For purposes of control it is to be noted also that at such time as the Class A Preferred Convertible shares are converted at the designated ratio of 100 shares of common stock for each share of Class A Preferred Convertible then the percentage of ownership will be 95.00%.

NOTE 8 - WARRANTS

At the time of the issuance of stocks referenced in Note 8 the Company issued 34,000,000 warrants to purchase the Company's common stock at an exercise price of $0.05 These warrants have an exercise price of $0.05 per share and an expiration date that is three years from the date of issuance. The warrants were issued to the existing shareholders of International Hedge Group. There are 15 stockholders in IHG and 6 of these represent owners of greater than 5% of IHG stock. These 6 stockholders received 57.35% of the warrants issued. 800,000 of these warrants were issued to satisfy outstanding accounts payable. The payable amounted to $20,253 and the warrants were valued at $32,000 giving rise to a loss of $11,747 on the settlement of debt.

Using the Black-Scholes valuation model a value of $1,328,000 is assigned to these warrants. The parameters used in the Black-Scholes model were as follows: stock price $0.04; strike price $0.05; volatility 172%; risk free rate 1.75% and time to expiration of 3 years. This expense is recorded on the books of the Company as "Warrant expense" with an offsetting entry in the Stockholder's Deficit section as "Additional paid in capital - Warrants."

As at December 31, 2016 the Company has not received any notifications with respect to any exercise of any outstanding warrants

	Shares Under Warrant	Exercise Price	Remaining Life
Balance at December 31, 2015	0	0	0
Granted	34,000,000	$ 0.05	3.00
Exercised	0	0	0
Expired	0	0	0
Balance at December 31, 2016	34,000,000	$ 0.05	2.33

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 34% and a Colorado state rate of 5% compared to the Company's income tax expense as reported is as follows:

	December 31,	December 31,	December 31,
	2016	2015	2014
Net loss before income taxes	$(1,154,285)	$(15,000)	$(15,000)
Adjustments to net loss
Warrant expense	1,328,000	-	-
Gain on exchange of debt for stock	(270,822)	-	-
Net taxable income (loss)	(97,107)	(15,000)	(15,000)
Income tax rate	39%	39%	39%
Income tax recovery	37,870	5,850	5,850
Valuation allowance change	(37,870)	(5,850)	(5,850)
Provision for income taxes	$-	$-	$-

The significant components of deferred income tax assets at December 31, 2016, December 31, 2015 and 2014 are as follows:

	December 31,	December 31,	December 31,
	2016	2016	2014
Net operating loss carry-forward	$97,107	$0	$0
Valuation allowance	(97,107)	0	0
Net deferred income tax asset	$0	$0	$0

As of December 31, 2016, the Company has no unrecognized income tax benefits. Based on management's understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of the accumulated net operating losses. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2015 and 2014, and no interest or penalties have been accrued as of December 31, 2016. As of December 31, 2015 and 2014 the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at December 31, 2016 the current management of the Company has been unable to ascertain when the last corporation income tax returns were filed. Management will use its best efforts to bring current all the necessary filings. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

NOTE 10 - LOAN PAYABLE

During the quarter ended December 31, 2016 International Hedge Group, the holder of a majority of the common stock and all of the preferred stock of the Company has advanced a total of $150,000 to the Company. This loan is not secured, bears no interest, is not documented in writing and is payable on demand of the lender.

NOTE 11 - NOTES PAYABLE

On September 23, 2011 the Company received $50,000 in the form of cash as a temporary loan from a director of the Company. The Company has elected to accrue interest at the rate of 6% per annum non-compounding. The Company has not received any notice of default and has continued to accrue interest on its books at the rate of 6% each year. During the month of August 2016 the Company agreed to issue 200,000 shares of its common stock in satisfaction for this indebtedness along with all accrued interest, and authorized the shares conditioned upon receipt of a release.

On July 11, 2011 the Company received $200,000 in the form of cash in exchange for a promissory note bearing interest at the rate of 6% per annum. The; note does not specify that the interest is compounding therefore the Company is accruing the expense at a simple interest rate of 6%. The Company has not received any notice of default and has continued to accrue interest on its books at the rate of 6% each year. During the month of August 2016 the Company issued 700,000 shares of its common stock in exchange for this indebtedness along with all accrued interest.

NOTE 12 - GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Year Ended
	December 31,

	2016	2015

Advertising and promotion	905	-
Automobile	132
Bank charges	166
Clerical services	6,564
Meals and entertainment	687
Office expense	1,448
Filing fees	5,237	525
Transfer Agent	4,786	2,275
Travel	1,838	-
Website	174	-
	$ 21,937	$ 2,800

NOTE 13 - STOCK PURCHASE AGREEMENT

On January 25, 2016 the Company received and agreed to a purchase of its common stock from International Hedge Group, Inc.(IHG) to purchase a 95% controlling interest in the Company. At the closing IHG was to provide the Company with a promissory note in the amount of $200,000 payable over a 180 day period in increments as the buyer is able to achieve funding. As at the date of these financial statements the Company has received $200,000 in cash.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to the signing of the agreement between International Hedge Group, Inc. and the Company six major stockholders have agreed to surrender a total of 4,825,000 shares of common stock. As of the date of these financial statements a total of 1,000,000 shares have been surrendered. During the month of October 2016 the Company received the certificates for 3,825,000 shares to be submitted to the transfer agent for official cancellation. To date the certificates have not been submitted for cancellation.

On January 21, 2017, IHG, the parent company, completed a second round of financing under the Securities Purchase Agreement by funding an additional $250,000. This funding was competed under the same terms and conditions as the first round of funding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of February 28, 2017.

Name	Age	Position

John Noble Harris	70	Chief Executive Officer and Director
Joseph E. Kurczodyna	63	Chief Financial Officer and Director
Todd H. Lahr (1)	56	Former President and Former Director

(1)	Resigned as an Officer and Director of BlackStar Enterprise Group, Inc. as of February 8, 2017

Our officers are elected by the board of directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

John Noble Harris, Chief Executive Officer and Director

Mr. Harris began his career in the securities industry in 1971 with Newhart Cook & Co., a St. Louis based NYSE member firm.  Licensed both as a broker and principal, he ultimately managed brokerage offices for several regional NASD brokerage firms.  Since 1985, he has been self- employed as a business consultant and as a private investor. Mr. Harris brings to the Company experience in the public securities market.  Mr. Harris served as the president of Tombstone Technologies from 2005-2010 and eventually merged the public company with Hunt Global Resources.  In 2011, Mr. Harris became president of Rare Green, Inc., a private mineral exploration company. In 2014, Mr. Harris was one of the founders of International Hedge Group, Inc. ("IHG"). In 2016, IHG acquired 95% interest in BlackStar Enterprise Group, Inc.

Joseph E. Kurczodyna, Chief Financial Officer and Director

Working with various Commodity and Stock brokerage firms in Chicago and Denver Mr. Kurczodyna began his career in 1977 trading Bonds and T-Bill futures In the 1980's, he focused on underwriting early stage companies.  As a principle with Mills Financial, a registered Broker Dealer with the SEC and NASD, he underwrote and syndicated the Western International Gold & Silver (WIGS) in 1984. In 1991, Mr. Kurczodyna purchased Mills Financial and was the firm's President and General Principle. While leading Mills Financial, he underwrote and funded several private placements and IPO's. In 1998, Mills was the lead underwriter for United Financial Mortgage Corp. (UFMC), which was eventually listed on the American Stock Exchange.  From 2004 to 2009, Mr. Kurczodyna was the CEO of Capital Merchant Bank LLC, an independent investment banker. From 2006-2008 he acted as the CFO and Director of OnMedia International. In 2009, Mr. Kurczodyna founded Patriot Mortgage Acceptance Corp. a private mortgage company. In 2014, Mr. Kurczodyna was one of the founders of International Hedge Group Inc.(IHG). In 2016, IHG acquired 95% interest in BlackStar Enterprise Group Inc.

CONFLICTS OF INTEREST - GENERAL

There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other entities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only up to approximately 20 hours per week to the Company's affairs.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our Company to disclose business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to our company to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Our Board of Directors has adopted a policy that the Company will not seek a fund of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

The members of the Board and management are also the Board and Management of our parent, International Hedge Group, Inc. ("IHG") and have ownership and compensation through IHG. IHG will often be engaged by client borrowers of our Company to provide, consulting services, and such poses a risk of financial conflict to our Company.

COMMITTEES OF THE BOARD OF DIRECTORS

We are managed under the direction of its board of directors.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

AUDIT COMMITTEE

We have formed a non-independent audit committee in October 2016 to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the compliance by the Company with legal and regulatory requirements and (3) the independence and performance of the Company's internal and external auditors. Joe Kurczodyna, as Chairman, and John Harris act as the initial members of the Audit Committee.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our board of directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting control We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ANNUAL MEETING

Our annual meeting of stockholders is expected to be held at a future date about 6 months after the filing of this Form 10. This will be an annual meeting of stockholders and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

No members of our management have been involved in previous "blank-check" or "shell" companies.

Involvement in Legal Proceedings

No executive Officer or Director of our Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of our Company is the subject of any pending legal proceedings.

No Executive Officer or Director of our Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the period of 2015 through December 31, 2016.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensa-tion ($)(1)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris, CEO	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	3,000,000	0	0	0	0

Joseph E. Kurczodyna, CFO	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	3,000,000	0	0	0	0

Todd H. Lahr, Former President (2)	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	6,500,000	0	0	0	0
(1)	International Hedge Group, of which these persons are controlling parties, also own 2,700,000 Warrants to purchase @ $0.05 expiring August 2019.
(2)	Resigned as President of BlackStar Enterprise Group, Inc. on February 8, 2017.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for BlackStar Enterprise Group, Inc.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives' Compensation Table" during the year ended December 31, 2015 and 2016:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris	2015	0	0	0	0	0	0	$0
	2016	0	0	0	0	0	0	$0

Joseph E. Kurczodyna,	2015	0	0	0	0	0	0	$0
	2016	0	0	0	0	0	0	$0

Todd H. Lahr,	2015	0	0	0	0	0	0	$0
Former Director (1)	2016	0	0	0	0	0	0	$0
(1)	Mr. Lahr resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017.

The term of office for each Director is one (1) year, or until his/her successor is elected at our annual meeting and qualified. The term of office for each of our Officers is at the pleasure of the Board of Directors.

The Board of Directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the Board of Directors was neither independently made nor negotiated at arm's length.

At this time, our Directors do not receive cash compensation for serving as members of our Board of Directors.

Limitation on Liability and Indemnification

We are a Delaware corporation. The Delaware General Corporation Laws (DGCL) provides that the articles of incorporation of a Delaware corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our company' or our stockholders for monetary damages to the fullest extent provided by the DGCL.

The DGCL provides that a Delaware corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a "Proceeding"), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation's articles of incorporation. Our articles of incorporation do not contain any such limitation.

The DGCL provides that a Delaware corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person's conduct was in the corporation's best interests and, in all other cases, his or her conduct was at least not opposed to the corporation's best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The DGCL, unless otherwise provided in the articles of incorporation, a Delaware corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by our bylaws, general or specific action of our board of directors or stockholders, or contract. Our articles of incorporation provide for indemnification of our directors, officers, employees, fiduciaries and agents to the full extent permitted by Delaware law.

Our articles of incorporation also provide that we may purchase and maintain insurance on behalf of any person who is or was a director or officer of our company or who is or was serving at our request as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not we would have the power to indemnify him or her against such liability.

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective December 1, 2016, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 20, 2016, we have granted no stock options to purchase any shares of our common stock under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

•	each person who is known by us to be the beneficial owner of five percent (5%) or more of our common stock;
•	our executive officers, and each director as identified in the "Management - Executive Compensation" section; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of February 28, 2017.

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants(5)(6)(7)

Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	44,400,000	80%	48,900,000	54.4%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Todd H. Lahr, Former President and Former Director (3)(4)(8)	44,400,000	80%	58,100,000	64.7%

Class A Preferred Convertible Stock	Todd H. Lahr, Former President and Former Director (3)(4)(8)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	44,400,000	80%	48,900,000	54.4%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common shares	All Directors and Executive Officers as a Group (2 persons) Common Shares	44,400,000	80%	58,100,000	64.7%

	All Directors and Executive Officers as a Group (3 persons) Preferred Shares	1,000,000	100%	N/A	N/A
(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.
(2)

Based upon 55,825,000 common shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc.)

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and controlling International Hedge Group, Inc. and deemed beneficial owners.
(4)

International Hedge Group, Inc. ("IHG"), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as they jointly control IHG. IHG also controls voting of the Class A Super Majority Voting Preferred stock which votes 60% of the common at all times.

(5)	Assuming full exercise of all warrants (34,000,000).
(6)	Including warrants held by International Hedge Group, Inc., our parent, which are deemed beneficially owned by the other persons (Mr. Lahr, Mr. Harris & Mr. Kurczodyna).
Including	other affiliate companies of Mr. Lahr, Mr. Harris and Mr. Kurczodyna.
(7)
(8)	Resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017 and as an Officer and Director of International Hedge Group, Inc. on February 9, 2017.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants(5)(6)(7)
Common Stock	International Hedge Group, Inc. (4)	44,400,000	80%	58,100,000	100%

Class A Preferred Convertible Stock	International Hedge Group, Inc. (4)	1,000,000	100%	N/A	N/A

Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	44,400,000	80%	48,900,000	54.4%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Todd H. Lahr, Former President and Former Director (3)(4)(8)	44,400,000	80%	58,100,000	64.7%

Class A Preferred Convertible Stock	Todd H. Lahr, Former President and Former Director (3)(4)(8)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	44,400,000	80%	48,900,000	54.4%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.
(2)

Based upon 55,825,000 shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc.)

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and controlling International Hedge Group, Inc. and deemed beneficial owners.
(4)

International Hedge Group, Inc. ("IHG"), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as they jointly control IHG. IHG also controls voting of the Class A Super Majority Voting Preferred stock which votes 60% of the common at all times.

(5)	Assuming full exercise of all warrants (34,000,000).
(6)	Including warrants held by International Hedge Group, Inc., our parent, which are deemed beneficially owned by the other persons (Mr. Lahr, Mr. Harris & Mr. Kurczodyna).

(7)	Including other affiliate companies of Mr. Lahr, Mr. Harris and Mr. Kurczodyna.
(8)	Resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017 and as an Officer and Director of International Hedge Group, Inc. on February 9, 2017.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being "in the money" within the next sixty days.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We adopted a Stock Option and Award Plan on December 1, 2016. We have authorized 10,000,000 shares of common stock to be available for the Plan. We have granted no options exercisable for shares of our common stock under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, stockholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

In 2016, we entered into an agreement whereby our parent, International Hedge Group, Inc., acquired 44,000,000 shares of common stock and 1,000,000 shares of our Class A Preferred Super Majority Voting Convertible Stock for capital infusion of $200,000 and 34,000,000 warrants to purchase common stock @ $0.05 per share expiring in 3 years (cashless). Our Directors and Officers own the control of International Hedge Group, Inc., which in turn controls the voting stock of our Company, BlackStar.

Our officers and directors, listed below, who also control our parent- International Hedge Group, Inc., and International Hedge Group, Inc., own warrants of our Company granted in August 2016, which provide for an exercise price of $.05 per share, and which expire in three years, and provide for cashless exercise. The warrants were issued for services in reorganizing the Company and settling the debts of the Company.

The warrants are as follows:

Todd H. Lahr, Former President	6,500,000 - Expiry August 2019
John Noble Harris, CEO	3,000,000 - Expiry August 2019
Joseph E. Kurczodyna, CFO	3,000,000 - Expiry August 2019
International Hedge Group, Inc.	2,700,000 - Expiry August 2019

In addition to those listed above, Messrs. Harris, Lahr, and Kurcyodyna assigned warrants earned to affiliates of the following shareholders which held warrants in BlackStar Enterprise Group, Inc. in the following amounts:

THL Holdings, LLC	Affiliate: Todd H. Lahr	4,000,000 Warrants
Rare Green, Inc.	Affiliate: John Noble Harris	1,500,000 Warrants
Patriot Mtg. Acceptance Corp.	Affiliate: Joseph E. Kurczodyna	1,500,000 Warrants

In 2016, Messrs. Harris, Lahr, and Kurcyodnya each were paid $10,000 for their consulting services.  No further compensation arrangements exist at this time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incurred approximately $10,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2016. We incurred approximately $12,960 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2015.

During the fiscal years ended December 31, 2016 and 2015, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3(i).1	Certificate of Incorporation of NPI08, Inc. - filed December 17, 2007 [1]
3(i).2	Certificate of Amendment of BlackStar Energy Group, Inc. - name change to BlackStar Enterprise Group, Inc. filed July 14, 2016 [1]
3(i).3	Certificate of Amendment filed August 25, 2016 [1]
3(i).4	Certificate of Correction filed August 25, 2016 [1]
3(ii).1	Bylaws of BlackStar Enterprise Group, Inc. [1]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
[1]

Incorporated by reference from the exhibits included in the Company's Registration Statement No. 000-55730 on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated December 28, 2016, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.

/s/ John Noble Harris	April 17, 2017
John Noble Harris
(Chief Executive Officer/Principal Executive Officer)

/s/ Joseph E. Kurczodyna	April 17, 2017
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Noble Harris	April 17, 2017
John Noble Harris, Director

/s/ Joseph E. Kurczodyna	April 17, 2017
Joseph E. Kurczodyna, Director