Form 10-Q
period 2017-03-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2017-05-15
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-55730

BLACKSTAR ENTERPRISE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1120628
(State of Incorporation)	(IRS Employer ID Number)

4450 Arapahoe Ave., Suite 100, Boulder, CO 80303

(Address of principal executive offices)

(303) 500-5073

(Registrant’s Telephone number)

(Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 11, 2017, there were 55,824,970 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.

Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS

Current assets
Cash	$ 3,201	$ 14,175
Accrued interest receivable	18,000	-
Total Current assets	21,201	14,175

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(346)	(230)
Total fixed assets	1,313	1,429

Other assets
Notes receivable	500,000	250,000
Total other assets	500,000	250,000

Total Assets	$ 522,514	$ 265,604

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 7,173	$ 1,066
Loan payable - related party	402,500	150,000

Total current liabilities	409,673	151,066

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized
with $0.0001 par value. 1,000,000 shares
issued and outstanding at each period respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 55,824,970 shares issued
and outstanding at each period respectively	55,825	55,825

Additional paid in capital	1,691,528	1,691,528
Additional paid in capital - warrants	1,360,000	1,360,000
Accumulated deficit	(2,995,512)	(2,993,815)
Total Stockholders' Equity	112,841	114,538

Total Liabilities and Stockholders' Equity	$ 522,514	$ 265,604

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2017	2016

REVENUE	$ -	$ -
Cost of revenues	-	-
GROSS PROFIT	-	-

Operating Expenses:
Depreciation	115
Legal and professional	16,580
General and administrative	3,002	611
Total operating expenses	19,697	611

Income (loss) from operations	(19,697)	(611)

Other income (expense)
Interest income (expense)	18,000	(3,750)
Other income (expense) net	18,000	(3,750)

Income (loss) before provision	(1,697)	(4,361)
for income taxes

Provision (credit) for income tax	-	-

Net income (loss)	$ (1,697)	$ (4,361)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	55,824,970	11,112,421

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

Condensed Statements Of Stockholders’ Equity (Unaudited)

	Common Stock		Preferred Stock			Common
		Amount		Amount	Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001 Par)	Shares	($0.001 Par)	Capital	Subscribed	Deficit	Equity/(Deficit)

Balances - December 31, 2014	11,112,421	$ 11,112	-	-	$1,484,737	$ -	$ (1,821,730)	$ (325,881)

Net loss for the year							(17,800)	(17,800)

Balances - December 31, 2015	11,112,421	11,112	-	-	1,484,737	-	(1,839,530)	(343,681)
								-
Shares cancelled	(1,000,000)	(1,000)			1,000			-
Shares exchanged for debt	1,312,549	1,313			51,191			52,504
Shares issued for cash	44,400,000	44,400	1,000,000	1,000	154,600			200,000
Warrants issued					1,328,000			1,328,000
Warrants issued for debt					32,000			32,000
Net loss for the period							(1,154,285)	(1,154,285)
Balances - December 31, 2016	55,824,970	55,825	1,000,000	1,000	3,051,528	-	(2,993,815)	114,538

Net loss for the period							(1,697)	(1,697)
Balances - March 31, 2017	55,824,970	55,825	1,000,000	1,000	3,051,528	-	(2,995,512)	112,841

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$ (1,697)	$ (4,361)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	115	-
Changes in operating assets and liabilities	-	-
Increase in accounts payable	6,108	611
Increase in accrued receivables	(18,000)	-
Accrued interest payable	-	3,750
NET CASH USED IN OPERATING ACTIVITIES	(13,474)	-

CASH FLOWS USED IN INVESTING ACTIVITIES
Increase in notes receivable	(250,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable - related party	252,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	252,500	-

Net Increase (Decrease) In Cash	(10,974)	-

Cash At The Beginning Of The Period	14,175	-

Cash At The End Of The Period	$ 3,201	$ -

Schedule of Non-Cash Investing and Financing Activities

	$ -	$ -
	$ -	$ -

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. (“NPI08”). In January 2010, NPI08 acquired an ownership interest in Black Star Energy Group, Inc., a Colorado Corporation. BlackStar Energy then merged into NPI08, with NPI08 being the surviving entity. Concurrently, NPI08 changed its name to BlackStar Energy Group, Inc. On January 25, 2016, International Hedge Group, Inc. signed an agreement to acquire a 95% interest in the Company. The name was changed to BlackStar Enterprise Group, Inc. in August of 2016.

The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant bank as at the date of these financial statements. It currently trades on the Pink Sheets under the symbol “BEGI”.

The Company’s fiscal year end is December 31st. The Company’s financial statements are presented on the accrual basis of accounting.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2017 and the  years ended December 31, 2016 and 2015, the Company has generated no revenues and has incurred losses. . These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common share during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive.

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

The Company maintains a valuation allowance with respect to deferred tax asset. Blackstar Enterprise Group establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change estimate.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification for its long-lived assets. The Company’s long –lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

The Company’s significant estimates include income taxes provision and valuation allowance  of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on FASB accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the FASB accounting standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company currently has no stock based compensation plan in place.

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2017, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. This equipment is being depreciated over a three-year life and the Company has recorded a depreciation expense of $116 for the current quarter.

NOTE 5 – NOTE RECEIVABLE

During the month of October 2016, the Company identified a target company in which management felt it would be beneficial to invest. The target company was looking for an aggregate investment of $2,500,000, of which the Company agreed to provide $500,000 and provide assistance in raising the remaining $2,000,000.

The terms of this investment are the note shall bear an interest rate of 12% and the lender (Company) shall receive 2 shares of Series B Convertible Preferred stock for each one dollar ($1.00) loaned to the target company. Payments on the note shall commence at such time the target company is generating gross revenues. The payment shall consist of 15% of the gross revenues ratably apportioned among the then existing note holders. Said payments to be applied first to accrued interest and then to the outstanding principal. Notwithstanding the aforementioned payment schedule the entire note becomes due and payable on February 1, 2019. Commencing not later than February 1, 2019, the target company shall pay a 15% dividend to the holders of the Series B Convertible Preferred stock until such time as each holder of the Series B Convertible Preferred stock has received an amount equivalent to their original loan. At such time the Series B Convertible Preferred stock shall be converted into common stock of the target company at the rate of one share of common stock for each share of Convertible stock.

During the month of January 2017, the Company advanced the second tranche of these funds.

As of the date of these financial statements, the target company has not begun to generate the revenues required to make the necessary payments to the lenders.

NOTE 6 – ACCRUED INTEREST PAYABLE

The Company has been accruing interest on a note of $200,000 dated July 11, 2011 and an advance of $50,000 dated September 23, 2011. Each has been accrued at a rate of 6% simple interest. At August 30, 2016 this liability was settled in exchange for stock. For further detail the reader is advised to refer to the note “NOTES PAYABLE”.

NOTE 7 – STOCKHOLDER’S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

On August 25, 2016 the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at March 31, 2017 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at March 31, 2017 the total number of common shares outstanding was 55,825,000. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016 the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company. As at the date of these financial statements only one of the stockholders had completed the transaction. IHG’s commitment was to provide at least $200,000 in working capital within 6 months of the date of the agreement. As of the September 30, 2016 financial statements IHG has provided $100,000 of the commitment. On June 30, 2016 the Company signed an extension agreement allowing for an extension to October 30, 2016 for fulfillment of this obligation. During the month of October 2016 International Hedge Group fulfilled the commitment by paying the remaining $100,000.

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

During the quarter ended September 30, 2016, the Company issued 34,000,000 warrants for the purchase of its common stock at $0.05 per share. Using the Black-Scholes valuation model the Company assigned a value of $1,360,000 to these warrants. The Company recorded an expense of $1,328,000 on the operating statement for the quarter ended March 31, 2017. The Company also used 800,000 of these warrants to satisfy an account payable to a service provider. The value of the debt discharged in this transaction was $20,253. This transaction was with an unrelated party giving the Company a net loss of $11,747 on the debt relief.

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

As at March 31, 2017 IHG is the holder of 79.53% if the outstanding common stock. When the balance of the certificates to be cancelled, 3,825,000, are cancelled then the percentage of ownership held by IHG will be 85.38%. For purposes of control it is to be noted also that at such time as the Class A Preferred Convertible shares are converted at the designated ratio of 100 shares of common stock for each share of Class A Preferred Convertible then the percentage of ownership will be 95.00%.

NOTE 8 – WARRANTS

At the time of the issuance of stocks referenced in Note 8 the Company issued 34,000,000 warrants to purchase the Company’s common stock at an exercise price of $0.05 These warrants have an exercise price of $0.05 per share and an expiration date that is three years from the date of issuance. The warrants were issued to the existing shareholders of International Hedge Group. There are 15 stockholders in IHG and 6 of these represent owners of greater than 5% of IHG stock. These 6 stockholders received 57.35% of the warrants issued. 800,000 of these warrants were issued to satisfy outstanding accounts payable. The payable amounted to $20,253 and the warrants were valued at $32,000 giving rise to a loss of $11,747 on the settlement of debt.

Using the Black-Scholes valuation model a value of $1,328,000 is assigned to these warrants. The parameters used in the Black-Scholes model were as follows: stock price $0.04; strike price $0.05; volatility 172%; risk free rate 1.75% and time to expiration of 3 years. This expense is recorded on the books of the Company as “Warrant expense” with an offsetting entry in the Stockholder’s Deficit section as “Additional paid in capital – Warrants.”

As at March 31, 2017 the Company has not received any notifications with respect to any exercise of any outstanding warrants

	Shares Under Warrant	Exercise Price	Remaining Life
Balance at December 31, 2015	0	0	0
Granted	34,000,000	$ 0.05	3.00
Exercised	0	0	0
Expired	0	0	0
Balance at March 31, 2017	34,000,000	$ 0.05	2.42

NOTE 9 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 34% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

	March 31,	December 31,	December 31,
	2017	2016	2015
Net loss before income taxes	$(1,697)	$(1,154,285)	$(15,000)
Adjustments to net loss
Warrant expense	-	1,328,000	-
Gain on exchange of debt for stock	-	(270,822)	-
Net taxable income (loss)	(1,697)	(97,107)	(15,000)
Income tax rate	39%	39%	39%
Income tax recovery	662	37,870	5,850
Valuation allowance change	(662)	(37,870)	(5,850)
Provision for income taxes	$-	$-	$-

The significant components of deferred income tax assets at March 31, 2017, December 31, 2016 and 2015 are as follows:

	March 31,	December 31,	December 31,
	2017	2016	2015
Net operating loss carryforward	$98,804	$97,107	$-

Valuation allowance	(98,804)	(97,107)	-

Net deferred income tax asset	$-	$-	$-

As of March 31, 2017, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of the accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2015 and 2014, and no interest or penalties have been accrued as of March 31, 2017. As of December 31, 2015 and 2014 the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at March 31, 2017 the current management of the Company has been unable to ascertain when the last corporation income tax returns were filed. Management will use its best efforts to bring current all the necessary filings. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

NOTE 10 – LOAN PAYABLE

During the quarter ended March 31, 2017 International Hedge Group, the holder of a majority of the common stock and all of the preferred stock of the Company has advanced a total of $402,500 to the Company. This loan is not secured, bears no interest, is not documented in writing and is payable on demand of the lender.

NOTE 11 – NOTES PAYABLE

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

NOTE 12 – GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended
	March 31,
	2017	2016

Filing fees	550
Meals and entertainment	265
Rent expense	522	-
Transfer Agent	706	611
Utilities	509
Website	450	-
	$ 3,002	$ 611

NOTE 13 – STOCK PURCHASE AGREEMENT

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2017, we had an accumulated deficit totaling $2,995,512. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

BlackStar Enterprise Group, Inc. (the Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. (“NPI08”). In January 2010, NPI08 acquired an ownership interest in Black Star Energy Group, Inc., a Colorado Corporation. BlackStar Energy then merged into NPI08, with NPI08 being the surviving entity. Concurrently, NPI08 changed its name to BlackStar Energy Group, Inc. On January 25, 2016, International Hedge Group, Inc. signed an agreement to acquire a 95% interest in the Company. The name was changed to BlackStar Enterprise Group, Inc. in August of 2016.

The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant bank as at the date of these financial statements. It currently trades on the Pink Sheets under the symbol “BEGI”.

We intend to expend funds over the next four quarters as follows:

3rd Quarter 2017	· Loans	· $250,000
	· Operations	· $50,000

4th Quarter 2017	· Loans	· $250,000
	· Operations	· $50,000

1st Quarter 2018	· Loans	· $250,000
	· Operations	· $50,000

2nd Quarter 2018	· Loans	· $250,000
	· Operations	· $50,000

Our Budget for operations in the next year is as follows:

Working Capital – Loans	$1,000,000
Legal, Audit and Accounting	$100,000
Fees, rent, travel and general & administrative expenses	$100,000
$1,200,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $3,201 as of March 31, 2017, we have the cash for an operational budget of less than one month.  We intend to offer a private placement of stock or Notes to investors in order to achieve $1,200,000 in funding in the next six months. We intend to commence this offering in late Spring of 2017. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2016, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $3,201, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 per quarter in 2017 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

We received the funding to loan the monies to one borrower company, Meshworks Media Corporation, from our parent, IHG, in the form of two loans to BlackStar for a total of $500,000. The notes are three year notes payable at 6% interest per year.

Results of Operations

For the Three Months Ended March 31, 2017

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

During the three months ended March 31, 2017 and 2016, we had no revenue, no cost of revenues, and no gross profit. During the three months ended March 31, 2017, we recognized a net loss of $1,697 compared to a net loss of $4,361 during the three months ended March 31, 2016. The net loss improving slightly was mainly a result of $18,000 in interest income, which was then decreased by higher operating expenses for the quarter ended March 31, 2017. Our operating expenses included $115 in depreciation, $16,580 in legal and professional fees, and $3,002 in general and administrative fees, for a total of $19,697 for the three months ended March 31, 2017.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(2,995,512) as of March 31, 2017, compared to an accumulated deficit of $(2,993,815) at December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

 Liquidity and Capital Resources

For the Three Months Ended March 31, 2017

At March 31, 2017, we have total current assets of $21,201 consisting of $3,201 in cash, and accrued interest receivable of $18,000. Current liabilities at March 31, 2017 were $409,673 and consisted of accounts payable of $7,173 and loan payable to a related party of $402,500. At March 31, 2017, we had working capital of $(388,472).

We do not currently have any consulting agreements.

We do not currently have any outstanding debts, including promissory notes or other bank debt. The Company recorded an expense of $1,328,000 on the operating statement for the quarter ended March 31, 2017. The Company also used 800,000 of these warrants to satisfy an account payable to a service provider. The value of the debt discharged in this transaction was $20,253. This transaction was with an unrelated party giving the Company a net loss of $11,747 on the debt relief.

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

On July 11, 2011 the Company received $200,000 in the form of cash in exchange for a promissory note bearing interest at the rate of 6% per annum. The note does not specify that the interest is compounding therefore the Company is accruing the expense at a simple interest rate of 6%. The Company has not received any notice of default and has continued to accrue interest on its books at the rate of 6% each year. During the month of August 2016 the Company issued 700,000 shares of its common stock in exchange for this indebtedness along with all accrued interest.

As at March 31, 2017, our cash balance was $3,201 as compared to $Nil at March 31, 2016. We intend to attempt to raise capital through several sources: a) partner venture funds, b) private placements of our stock, c) loans from our parent IHG. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Our total assets at March 31, 2017 were $522,514 compared to $265,604 as of December 31, 2016.

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

Financing Activities

During the quarter ended March 31, 2017 the Company received $0 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $0 in the three months ended March 31, 2017.

On January 25, 2016 the Company received and agreed to a purchase of its common stock from International Hedge Group, Inc. (IHG) to purchase a 95% controlling interest in the Company. At the closing IHG was to provide the Company with a promissory note in the amount of $200,000 payable over a 180 day period in increments as the buyer is able to achieve funding. As at the date of the annual report on Form 10-K the Company had received $200,000 in cash.

During the three months ended March 31, 2017 and 2016, the Company received $Nil in private placement subscriptions for the Company’s common stock. During the year ended December 31, 2016 the Company received $200,000 in private placement subscriptions for the Company’s common stock and issued 44,400,000 shares of common stock and 1,000,000 shares of preferred stock. During the year ended December 31, 2016 the Company issued 1,312,549 to consultants for services rendered and in exchange for debt, with the shares valued at $52,504.

During the three months ended March 31, 2017 the Company received no shareholder subscriptions. During the year ended December 31, 2016, the Company received $216,580 in shareholder contributions to be used in the Company’s regular activities. As of December 31, 2016, the Company has used these proceeds on the Company’s operations and purchases.

Investing Activities

Due to an increase in notes receivable, net cash used in investing activities was $(250,000). Net cash provided by financing activities was $252,500 for the three months ended March 31, 2017, and was solely due to an increase in notes payable to a related party.

The Company used $251,659 in investing activities for the year ended December 31, 2016, with $1,659 going to fixed assets and $250,000 being used on Notes Receivable.

Operating Activities

During the three months ended March 31, 2017, we used $13,474 in cash for our net operating activities, compared to $Nil used in operating activities for the same period in 2016. The increased operating expenses are due to the Company’s ongoing startup of operations.

During the year ended December 31, 2016, the Company used cash in the amount of $1,296,670 in operating activities, compared to $Nil over the previous year.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2017 and December 31, 2016, we had accumulated deficit of $2,995,512 and $2,993,815 respectively and we will require additional working capital to fund operations through 2017 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2016, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Short Term

On a short-term basis, we have not generated revenues sufficient to cover our growth oriented operations plan. Based on prior history, we may continue to incur losses until such a time that our revenues are sufficient to cover our operating expenses and growth oriented operations plan. As a result we may need additional capital in the form of equity or loans, none of which is committed as of this filing.

Capital Resources

We have only common stock as our capital resource, and our assets, cash and receivables.

We have no material commitments for capital expenditures within the next year, however, as operations are expanded substantial capital will be needed to pay for expansion and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our growth plans. We have made equity and debt offerings in order to support our growth plans, to date, and may do so in the future.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow coverage of our expenses as they may be incurred.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. The Company anticipates that with further resources, the Company will expand both management and the board of directors with additional officers and independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: May 15, 2017	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting Officer)