Form 10-Q
period 2017-06-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2017-08-14
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, there were 52,000,000 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS

Current assets
Cash	$2,968	$14,175
Accrued interest receivable	32,795	—
Total Current assets	35,763	14,175

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(461)	(230)
Total fixed assets	1,198	1,429

Other assets
Notes receivable	500,000	250,000
Total other assets	500,000	250,000

Total Assets	$536,961	$265,604

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,067	$1,066
Loan payable - related party	440,500	150,000

Total current liabilties	445,567	151,066

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized
with $0.0001 par value. 1,000,000
shares issued outstanding respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 52,000,000 issued and
outstanding at each period respectively	52,000	55,825

Additional paid in capital	1,695,353	1,691,528
Additional paid in capital - warrants	1,360,000	1,360,000
Accumulated deficit	(3,016,959)	(2,993,815)
Total Stockholders' Equity	91,394	114,538

Total Liabilities and Stockholders' Equity	$536,961	$265,604

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUE	$—	$—	$—	$—
Cost of revenues	—	—	—	—
GROSS PROFIT	—	—	—	—

Operating Expenses:
Depreciation	115	—	230
Consulting expense	—	10,314		10,314
Filing fees	2,250	—	2,800
Legal and professional	19,660	—	34,965
Registration expense	12,500	—	12,500
General and administrative	1,717	229	5,443	839
Total operating expenses	36,242	10,543	55,938	11,153

Income (loss) from operations	(36,242)	(10,543)	(55,938)	(11,153)

Other income (expense)
Interest income (expense)	14,795	(3,750)	32,795	(7,500)
Other income (expense) net	14,795	(3,750)	32,795	(7,500)

Income (loss) before provision	(21,447)	(14,293)	(23,143)	(18,653)
for income taxes

Provision (credit) for income tax	—	—	—	—

Net income (loss)	$(21,447)	$(14,293)	$(23,143)	$(18,653)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	55,187,475	11,112,421	55,642,829	11,112,421

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock			Preferred Stock				Common
	Amount			Amount			Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001	Par)	Shares	($0.001	Par)	Capital	Subscribed	Deficit	Equity/(Deficit)

Balances - December 31, 2014	11,112,421	$11,112		—	—		$1,484,737	$—	$(1,821,730)	$(325,881)

Net loss for the year									(17,800)	(17,800)

Balances - December 31, 2015	11,112,421	11,112		—	—		1,484,737	—	(1,839,530)	(343,681)
										—
Shares cancelled	(1,000,000)	(1,000)					1,000			—
Shares exchanged for debt	1,312,549	1,313					51,191			52,504
Shares issued for cash	44,400,000	44,400		1,000,000	1,000		154,600			200,000
Warrants issued							1,328,000			1,328,000
Warrants issued for debt							32,000			32,000
Net loss for the period									(1,154,285)	(1,154,285)
Balances - December 31, 2016	55,824,970	55,825		1,000,000	1,000		3,051,528	—	(2,993,815)	114,538

Shares cancelled	(3,825,000)	(3,825)					3,825			—
Adjust to transfer agent list	30	—					—			—
Warrants exercised	16,320,000	16,320								16,320
Shares surrendered	(16,320,000)	(16,320)								(16,320)
Net loss for the period									(23,144)	(23,144)
Balances - June 30, 2017	52,000,000	$52,000		1,000,000	$1,000		$3,055,353	—	$(3,016,959)	$91,394

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$(23,144)	$(18,653)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	230	—
Changes in operating assets and liabilities	—	—
Increase in accounts payable	4,002	1,618
Increase in accrued receivables	(32,795)	—
Accrued interest payable	—	7,500
NET CASH USED IN OPERATING ACTIVITIES	(51,707)	(9,535)

CASH FLOWS USED IN INVESTING ACTIVITIES
Increase in notes receivable	(250,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(250,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscribed		200,000
Subscrription receivable		(170,000)
Increase in notes payable - related party	290,500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	290,500	30,000

Net Increase (Decrease) In Cash	(11,207)	20,465

Cash At The Beginning Of The Period	14,175	—

Cash At The End Of The Period	$2,968	$20,465

Schedule of Non-Cash Investing and Financing Activities

	$—	$—
	$—	$—

Supplemental Disclosure

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, the Company has generated no revenues capable of sustaining its operations but has incurred losses. . These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review; (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner of use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and

(vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2017, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. This equipment is being depreciated over a three-year life and the Company has recorded a depreciation expense of $115 for the current quarter.

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

NOTE 6 – STOCKHOLDER’S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

On August 25, 2016, the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at June 30, 2017 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at June 30, 2017 the total number of common shares outstanding was 52,000,000. During the period ended June 30, 2016 the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company. The decrease was due to the cancellation of 3,825,000 shares that had been previously surrendered. The Company plans a private placement to raise funds to support operations. As at the date of these financial statements all of these shares have been cancelled. IHG’s commitment was to provide at least $200,000 in working capital within 6 months of the date of the agreement. As of the September 30, 2016 financial statements IHG has provided $100,000 of the commitment. On June 30, 2016, the Company signed an extension agreement allowing for an extension to October 30, 2016 for fulfillment of this obligation. During the month of October 2016 International Hedge Group fulfilled the commitment by paying the remaining $100,000.

During the quarter ended September 30, 2016, the Company issued 34,000,000 warrants for the purchase of its common stock at $0.05 per share. Using the Black-Scholes valuation model the Company assigned a value of $1,360,000 to these warrants. The Company recorded an expense of $1,328,000 on the operating statement for the quarter ended March 31, 2016. The Company also used 800,000 of these warrants to satisfy an account payable to a service provider. The value of the debt discharged in this transaction was $20,253. This transaction was with an unrelated party giving the Company a net loss of $11,747 on the debt relief.

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

As at June 30, 2017, IHG is the holder of 54.00% if the outstanding common stock. For purposes of control it is to be noted also that at such time as the Class A Preferred Convertible shares are converted at the designated ratio of 100 shares of common stock for each share of Class A Preferred Convertible then the percentage of ownership will be 84.26%.

NOTE 7 – WARRANTS

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

On June 14, 2017, the Company received notice from the holders of 17,000,000 warrants as to their intentions to convert the warrants into shares of common stock of the Company. The Company instructed the transfer agent to proceed with the issuance of 16,320,000 shares of the common stock of the Company. This exercise was carried out on a “cashless exercise” which meant that the actual exercise resulted in no cash being received by the Company. The number of shares of common stock to be issued in exchange for the warrants was calculated by using the closing price of the stock on the last trading day prior to the exchange which was $1.25. The value of the warrant was subtracted from the trading price which was then multiplied by the number of warrants being exercised. This result was then divided by the last trading price to determine the number of shares to be issued. At the same time that these warrants were exercised International Hedge Group agreed to surrender 16,320,000 shares of the common stock of the Company that it holds. This transaction produced no financial consequence to the Company.

As at June 30, 2017 the Company has not received any further notifications with respect to any exercise of any outstanding warrants

	Shares Under Warrant	Exercise Price	Remaining Life
Balance at December 31, 2015	0	0	0
Granted	34,000,000	$0.05	3.00
Exercised	17,000,000	0	0
Expired	0	0	0
Balance at June 30, 2016	17,000,000	$0.05	2.17

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 34% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

	June 30,	December 31,	December 31,
	2017	2016	2015
Net loss before income taxes	$(24,870)	$(1,154,285)	$(15,000)
Adjustments to net loss
Warrant expense	—	1,328,000	—
Gain on exchange of debt for stock	—	(270,822)	—
Net taxable income (loss)	(24,870)	(97,107)	(15,000)
Income tax rate	39%	39%	39%
Income tax recovery	9,699	37,870	5,850
Valuation allowance change	(9,699)	(37,870)	(5,850)
Provision for income taxes	$—	$—	$—

The significant components of deferred income tax assets at June 30, 2017, December 31, 2016 and 2015 are as follows:

	June 30,	December 31,	December 31,
	2017	2016	2015
Net operating loss carryforward	$121,977	$97,107	$—

Valuation allowance	(121,977)	(97,107)	—

Net deferred income tax asset	$—	$—	$—

As of June 30, 2017, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of the accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2016 and 2015, and no interest or penalties have been accrued as of June 30, 2017. As of December 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at June 30, 2017 the current management of the Company has been unable to ascertain when the last corporation income tax returns were filed. Management will use its best efforts to bring current all the necessary filings. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

NOTE 9 – LOAN PAYABLE

As of the quarter ended June 30, 2017, International Hedge Group, the holder of a majority of the common stock and all of the preferred stock of the Company has advanced a total of $440,500 to the Company. This loan is not secured, bears no interest, is not documented in writing and is payable on demand of the lender.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Three Months Ended
	June 30,
	2017	2016

Consulting expense	—
Investor relations	829
Meals and entertainment	28
Office expense	58	36
Rent expense	340	—
Transfer Agent	214	193
Utilities	248

	$1,717	$229

	Six Months Ended
	June 30,
	2017	2016

Consulting expense	1,275
Investor relations	829
Meals and entertainment	292
Office expense	58	35
Rent expense	862	—
Transfer Agent	920	804
Utilities	757
Website	450	—
	$5,443	$839

NOTE 11 - SUBSEQUENT EVENTS

As at the date of the filing of these financial statements management has determined that there are no events requiring reporting.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2017, we had an accumulated deficit totaling $3,016,959. This raises substantial doubts about our ability to continue as a going concern.

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

Based on our current cash reserves of approximately $2,968 as of June 30, 2017, we have the cash for an operational budget of less than one month.  We intend to offer a private placement of stock or Notes to investors in order to achieve $1,200,000 in funding in the next six months. We intend to commence this offering in fall of 2017. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2016, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $2,968, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 per quarter in 2017 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

Results of Operations

For the Three Months Ended June 30, 2017

During the three months ended June 30, 2017 and 2016, we had no revenue, no cost of revenues, and no gross profit. During the three months ended June 30, 2017, we recognized a net loss of $(21,447) compared to a net loss of $(14,293) during the three months ended June 30, 2016. The net loss was a result of $14,795 in interest income, which was then decreased offset by higher operating expenses for the quarter ended June 30, 2017. Our operating expenses included $115 in depreciation, $19,660 in legal and professional fees, and $1,717 in general and administrative fees, for a total of $36,242 for the three months ended June 30, 2017.

For the Six Months Ended June 30, 2017 compared to same period in 2016

During the six months ended June 30, 2017 and 2016, we had no revenue, no cost of revenues, and no gross profit. During the six months ended June 30, 2017, we recognized a net loss of $(23,143) compared to a net loss of $(18,653) during the six months ended June 30, 2016. The net loss in the period reflects in accrual of interest income, which was then offset by higher operating expenses for the period ended June 30, 2017. Our operating expenses included $115 in depreciation, $34,965 in legal and professional fees, and $5,443 in general and administrative fees, Registration Expense of $12,500, $28,000 in filing fees for a total of $55,965 for the six months ended June 30, 2017. In the same period in 2016, we incurred $10,314 in consulting and $839 in general and administrative expense for a total of $11,153.

Net loss per share for the six month period in 2017 and 2016 was less that $(.01) per share.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(3,016,959) as of June 30, 2017, compared to an accumulated deficit of $(2,993,815) at December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

 Liquidity and Capital Resources

At June 30, 2017, we have total current assets of $35,763 consisting of $2,968 in cash, and accrued interest receivable of $32,795. Current liabilities at June 30, 2017 were $445,567 and consisted of accounts payable of $5,067 and loan payable to a related party of $440,500. At June 30, 2017, we had a deficit of working capital.

On June 14, 2017, the Company received notice from the holders of warrants as to their intentions to convert the warrants into shares of common stock of the Company. The Company instructed the transfer agent to proceed with the issuance of 16,320,000 shares of the common stock of the Company. This exercise was carried out on a “cashless exercise” which meant that the actual exercise resulted in no cash being received by the Company. The number of shares of common stock to be issued in exchange for the warrants was calculated by using the closing price of the stock on the last trading day prior to the exchange which was $1.25. The value of the warrant was subtracted from the trading price which was then multiplied by the number of warrants being exercised. This result was then divided by the last trading price to determine the number of shares to be issued. At the same time that these warrants were exercised International Hedge Group agreed to surrender 16,320,000 shares of the common stock of the Company that it holds. This transaction produced no financial consequence to the Company.

We do not currently have any consulting agreements.

We do not currently have any outstanding debts, including promissory notes or other bank debt other than loans payable to a related party in the amount of $440,500. On September 23, 2011, the Company received $50,000 in the form of cash as a temporary loan from a director of the Company. The Company has elected to accrue interest at the rate of 6% per annum non-compounding. The Company has not received any notice of default and has continued to accrue interest on its books at the rate of 6% each year. During the month of August 2016 the Company agreed to issue 200,000 shares of its common stock in satisfaction for this indebtedness along with all accrued interest, and authorized the shares conditioned upon receipt of a release.

On July 11, 2011, the Company received $200,000 in the form of cash in exchange for a promissory note bearing interest at the rate of 6% per annum. The note does not specify that the interest is compounding therefore the Company is accruing the expense at a simple interest rate of 6%. The Company has not received any notice of default and has continued to accrue interest on its books at the rate of 6% each year. During the month of August 2016 the Company issued 700,000 shares of its common stock in exchange for this indebtedness along with all accrued interest.

As at June 30, 2017, our cash balance was $2,968 as compared to $Nil at June 30, 2016. We intend to attempt to raise capital through several sources: a) partner venture funds, b) private placements of our stock, c) loans from our parent IHG. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Our total assets at June 30, 2017 were $536,961 compared to $265,604 as of December 31, 2016.

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

Financing Activities

During the quarter ended June 30, 2017, the Company received $0 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $0 in the three months ended June 30, 2017.

On January 25, 2016, the Company received and agreed to a purchase of its common stock from International Hedge Group, Inc. (IHG) to purchase a 95% controlling interest in the Company. At the closing IHG was to provide the Company with a promissory note in the amount of $200,000 payable over a 180 day period in increments as the buyer is able to achieve funding. As at the date of the annual report on Form 10-K the Company had received $200,000 in cash.

During the three months ended June 30, 2017 and 2016, the Company received $Nil in private placement subscriptions for the Company’s common stock. During the year ended December 31, 2016, the Company received $200,000 in private placement subscriptions for the Company’s common stock and issued 44,400,000 shares of common stock and 1,000,000 shares of preferred stock. During the year ended December 31, 2016 the Company issued 1,312,549 to consultants for services rendered and in exchange for debt, with the shares valued at $52,504.

During the period ended June 30, 2017 the Company received no shareholder subscriptions. During the year ended December 31, 2016, the Company received $216,580 in shareholder contributions to be used in the Company’s regular activities. As of December 31, 2016, the Company has used these proceeds on the Company’s operations and purchases.

Investing Activities

Due to an increase in notes receivable, net cash used in investing activities was $(290,500) for the six month period. Net cash provided by financing activities was $252,500 for the six months ended June 30, 2017, and was solely due to an increase in notes payable to a related party. Our notes payable increased to $290,500 to a related party in the six month period. There was no increase in this amount in the second quarter.

The Company used $251,659 in investing activities for the year ended December 31, 2016, with $1,659 going to fixed assets and $250,000 being used for Notes Receivable.

Operating Activities

During the six months ended June 30, 2017, we used $(51,707) in cash for our net operating activities, compared to $Nil used in operating activities for the same period in 2016. The increased operating expenses are due to the Company’s ongoing startup of operations.

During the year ended December 31, 2016, the Company used cash in the amount of $1,296,670 in operating activities, compared to $Nil over the previous year.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2017 and December 31, 2016, we had accumulated deficit of $3,016,959 and $2,993,815 respectively and we will require additional working capital to fund operations through 2017 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: August 14, 2017	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: August 14, 2017	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

