Form 10-Q
period 2017-09-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2017-11-17
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 14, 2017, there were 52,000,000 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016

ASSETS

Current assets
Cash	$818	$14,175
	—	—
Total Current assets	818	14,175

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(668)	(230)
Total fixed assets	991	1,429

Other assets
Notes receivable		250,000
Notes receivable - related party	145,000	—
Total other assets	145,000	250,000

Total Assets	$146,809	$265,604

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,184	$1,066
Loan payable - related party	18,500	150,000

Total current liabilities	21,684	151,066

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized
with $0.0001 par value. 1,000,000
shares issued outstanding respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 52,000,000 issued and
outstanding at each period respectively	52,000	55,825

Additional paid in capital	1,725,353	1,691,528
Additional paid in capital - warrants	1,430,000	1,360,000
Accumulated deficit	(3,083,228)	(2,993,815)
Total Stockholders’ Equity	125,125	114,538

Total Liabilities and Stockholders’ Equity	$146,809	$265,604

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUE	$—	$—	$—	$—
Cost of revenues	—	—	—	—
GROSS PROFIT	—	—	—	—

Operating Expenses:
Depreciation	207	115	437	115
Consulting expense	—	22,500		35,314
Filing fees	1,000	953	3,800	953
Legal and professional	4,380	8,500	39,345	8,500
Registration expense	—	—	12,500
General and administrative	2,887	7,362	8,331	5,701
Total operating expenses	8,474	39,430	64,413	50,583

Income (loss) from operations	(8,474)	(39,430)	(64,413)	(50,583)

Other income (expense)
Interest income (expense)	12,205	—	45,000	(7,500)
Warrant (expense)	(70,000)	(1,328,000)	(70,000)	(1,328,000)
Gain on debt settlement	—	270,822	—	270,822
Other income (expense) net	(57,795)	(1,057,178)	(25,000)	(1,064,678)

Income (loss) before provision	(66,269)	(1,096,608)	(89,413)	(1,115,261)
for income taxes

Provision (credit) for income tax	—	—	—	—

Net income (loss)	$(66,269)	$(1,096,608)	$(89,413)	$(1,115,261)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.10)	$(0.00)	$(0.10)

Weighted average number of
common shares outstanding	52,000,000	11,112,421	54,974,977	11,112,421

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock			Preferred Stock				Common
		Amount			Amount		Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001	Par)	Shares	($0.001	Par)	Capital	Subscribed	Deficit	Equity/(Deficit)

Balances - December 31, 2014	11,112,421	$11,112		—	—		$1,484,737	$—	$(1,821,730)	$(325,881)

Net loss for the year									(17,800)	(17,800)

Balances - December 31, 2015	11,112,421	11,112		—	—		1,484,737	—	(1,839,530)	(343,681)
										—
Shares cancelled	(1,000,000)	(1,000)					1,000			—
Shares exchanged for debt	1,312,549	1,313					51,191			52,504
Shares issued for cash	44,400,000	44,400		1,000,000	1,000		154,600			200,000
Warrants issued							1,328,000			1,328,000
Warrants issued for debt							32,000			32,000
Net loss for the period									(1,154,285)	(1,154,285)
Balances - December 31, 2016	55,824,970	55,825		1,000,000	1,000		3,051,528	—	(2,993,815)	114,538

Shares cancelled	(3,825,000)	(3,825)					3,825			—
Adjust to transfer agent list	30	—					—			—
Warrants exercised	16,320,000	16,320								16,320
Shares surrendered	(16,320,000)	(16,320)								(16,320)
New shares issued	100,000	100					29,900			30,000
Shares surrendered	(100,000)	(100)					100			—
Warrants issued							70,000			70,000
Net loss for the period									(89,413)	(89,413)
Balances - September 30, 2017	52,000,000	$52,000		1,000,000	$1,000		$3,155,353	—	$(3,083,228)	$125,125

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$(89,413)	$(1,115,261)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	438	115
Changes in operating assets and liabilities	—	—
Increase in accounts payable	2,118	(27,254)
Increase/(decrease) in advances - related party		(250,000)
Accrued interest payable	—	(67,257)
NET CASH USED IN OPERATING ACTIVITIES	(86,857)	(1,459,657)

CASH FLOWS USED IN INVESTING ACTIVITIES
Increase in fixed assets		(1,659)
	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	(1,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock	(3,825)	44,713
Preferred stock		1,000
Subscription receivable		(100,000)
Additional Paid-in-Capital	33,825	206,791
APIC - Warrants	70,000	1,360,000
Decrease in notes receivable	250,000
Increase in notes receivable - related party	(145,000)
Decrease in advances payable - related party	(131,500)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	73,500	1,512,504

Net Increase (Decrease) In Cash	(13,357)	51,188

Cash At The Beginning Of The Period	14,175	—

Cash At The End Of The Period	$818	$51,188

Schedule of Non-Cash Investing and Financing Activities

	$—	$—
	$—	$—

Supplemental Disclosure

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, the Company has generated no revenues capable of sustaining its operations but has incurred losses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Long Lived Assets

In accordance with ASC 350 the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances both internally and externally that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2017, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. This equipment is being depreciated over a three-year life and the Company has recorded a depreciation expense of $207 for the current quarter.

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

On September 27, 2017, the Company entered into an Agreement to Settle Debt (the “Agreement”) with International Hedge Group, Inc. (“IHG”). the majority stockholder of the Company. Under the Agreement, IHG agreed to compromise and settle the Principal Amount under the verbal working capital loan agreement of BEGI, as of November 2016, in the amount of $400,000, by assignment, without recourse, of the MeshWorks Media Corp, Promissory Notes together with all collateral agreements. Upon signing of the Agreement, a promissory note was delivered for the difference from IHG to BEGI in the amount of $145,000 for BEGI return of principal of $100,000 and all of the accrued interest to date under the MeshWorks Media Corp. notes, payable in twelve month with interest of 1% per quarter on the last day of each quarter until paid. The assignment of the MeshWorks Media Corp. Promissory Note and the note from IHG to BEGI in the amount of $145,000 is full and complete payment and consideration for the transaction referenced hereinabove. A copy of the Agreement is available from the Company or by accessing the form 8-K filed by the Company with the Securities and Exchange Commission on September 27, 2017.

NOTE 6 – STOCKHOLDER’S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

On August 25, 2016 the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at September 30, 2017 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at September 30, 2017, the total number of common shares outstanding was 52,000,000. The decrease was due to the cancellation of 3,825,000 shares that had been previously surrendered. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended June 30, 2016 the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company. As at the date of these financial statements, all of these shares have been cancelled. IHG’s commitment was to provide at least $200,000 in working capital within 6 months of the date of the agreement. As of the September 30, 2016 financial statements IHG has provided $100,000 of the commitment. On June 30, 2016 the Company signed an extension agreement allowing for an extension to October 30, 2016 for fulfillment of this obligation. During the month of October 2016 International Hedge Group fulfilled the commitment by paying the remaining $100,000.

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

As at September 30, 2017 IHG is the holder of 53.80% if the outstanding common stock. For purposes of control it is to be noted also that at such time as the Class A Preferred Convertible shares are converted at the designated ratio of 100 shares of common stock for each share of Class A Preferred Convertible then the percentage of ownership will be 84.19%.

NOTE 7 – WARRANTS

At the time of the issuance of stocks referenced in Note 6 the Company issued 34,000,000 warrants to purchase the Company’s common stock at an exercise price of $0.05 These warrants have an exercise price of $0.05 per share and an expiration date that is three years from the date of issuance. The warrants were issued to the existing shareholders of International Hedge Group. There are 15 stockholders in IHG and 6 of these represent owners of greater than 5% of IHG stock. These 6 stockholders received 57.35% of the warrants issued. 800,000 of these warrants were issued to satisfy outstanding accounts payable. The payable amounted to $20,253 and the warrants were valued at $32,000 giving rise to a loss of $11,747 on the settlement of debt.

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

On July 3, 2017, in consideration for $30,000, BEGI sold 100,000 units, each unit consisting of one share of restricted common stock and one warrant to purchase common stock, in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 act, and/or Section 4(a)(2) of the 1933 Act. At the same time that these units were sold International Hedge Group agreed to surrender 100,000 shares of the common stock of the Company that it holds. This transaction produced no financial consequence to the Company.

As at September 30, 2017, the Company has not received any further notifications with respect to any exercise of any outstanding warrants

Warrant table

		Issue	Shares under	Exercise	Remaining
	Date	Life	Warrant	Price	Life
Balance at	December 31, 2015		—	—	—
Granted	August 30, 2016	3.00	34,000,000	$0.05	1.92
Exercised	June 14, 2017		(17,000,000)	$—
Issued	July 5, 2017	5.00	100,000	$0.60	4.76
Expired			—	$—	—
Balance at	September 30, 2017		17,100,000		1.94

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 34% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

Income tax valuation allowance

	September 30,	December 31,	December 31,
	2017	2016	2015
Net loss before income taxes	$(89,413)	$(1,154,285)	$(15,000)
Adjustments to net loss
Warrant expense	—	1,328,000	—
Gain on exchange of debt for stock	—	(270,822)	—
Net taxable income (loss)	(89,413)	(97,107)	(15,000)
Income tax rate	39%	39%	39%
Income tax recovery	34,870	37,870	5,850
Valuation allowance change	(34,870)	(37,870)	(5,850)
Provision for income taxes	$—	$—	$—

The significant components of deferred income tax assets at September 30, 2017, December 31, 2016 and 2015 are as follows:

Components of deferred income tax assets

	September 30,	December 31,	December 31,
	2017	2016	2015
Net operating loss carryforward	$186,520	$97,107	$—

Valuation allowance	(186,520)	(97,107)	—

Net deferred income tax asset	$—	$—	$—

As of September 30, 2017, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of the accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2016 and 2015, and no interest or penalties have been accrued as of September 30, 2017. As of December 31, 2016 and 2015 the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at September 30, 2017 the current management of the Company has been unable to ascertain when the last corporation income tax returns were filed. Management will use its best efforts to bring current all the necessary filings. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

NOTE 9 – LOAN PAYABLE

As of the quarter ended September 30, 2017 International Hedge Group, the holder of a majority of the common stock and all of the preferred stock of the Company has advanced a total of $440,500 to the Company. During the quarter ended September 30, 2017 the Company made repayments in the amount of $22,000. On September 27, 2017 the Company entered into an Agreement with International Hedge Group to effect an exchange of this Loan Payable in the amount of $400,000 and a Note Receivable in the amount of $145,000 for the Note Receivable and accrued interest from MeshWorks Media Corp. in the amount of $545,000. Further details can be seen in Note 5 of these financial statements.

This loan is not secured, bears no interest, is not documented in writing and is payable on demand of the lender.

NOTE 10 – OTHER EVENTS

On September 30, 2017, the Company formed a wholly-owned subsidiary corporation, Crypto Equity Management Corp. (“CEMC”) in the State of Colorado. The Company intends to use CEMC to pursue business opportunities in the cryptocurrency sphere.

NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Three Months Ended
	September 30,
	2017	2016

Office and clerical	—	3,175
Investor relations	448	—
Meals and entertainment	—	295
Office expense	234	796
Rent expense	350	—
Transfer Agent	1,483	3,096
Utilities	372	—
	—	—
	$2,887	$7,362

	Nine Months Ended
	September 30,
	2017	2016

Office and clerical	1,275	675
Investor relations	1,277	—
Meals and entertainment	293	296
Office expense	291	831
Rent expense	1,212	—
Transfer Agent	2,403	3,899
Utilities	1,130	—
Website	450	—
	$8,331	$5,701

NOTE 12 - SUBSEQUENT EVENTS

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2017, we had an accumulated deficit totaling $3,083,228. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. (“NPI08”). In January 2010, NPI08 acquired an ownership interest in Black Star Energy Group, Inc., a Colorado Corporation. BlackStar Energy then merged into NPI08, with NPI08 being the surviving entity. Concurrently, NPI08 changed its name to BlackStar Energy Group, Inc. On January 25, 2016, International Hedge Group, Inc. signed an agreement to acquire a 95% interest in the Company. The name was changed to BlackStar Enterprise Group, Inc. in August of 2016.

The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant bank as at the date of these financial statements. It currently trades on the Pink Sheets under the symbol “BEGI”.

On September 27, 2017, BlackStar Enterprise Group, Inc. (“BEGI”) entered into an Agreement to Settle Debt (the “Agreement”) with International Hedge Group, Inc. (“IHG”), the parent company of BEGI. Under the Agreement, IHG agreed to compromise and settle the Principal Amount under the verbal working capital loan agreement of BEGI, as of November 2016, in the amount of $400,000.00, by assignment, without recourse, of the MeshWorks Media Corp. Promissory Notes together with all collateral agreements. Upon signing of the Agreement, a promissory note was delivered for the difference from IHG to BEGI in the amount of $145,000.00 for BEGI return of principle of $100,000 and all of the accrued interest to date under the MeshWorks Media Corp. notes, payable in twelve months with interest of 1% per quarter on the last day of each quarter until paid. The assignment of the MeshWorks Media Corp. Promissory Notes and the note from IHG to BEGI in the amount of $145,000 is full and complete payment and consideration for the transaction referenced hereinabove. A copy of the agreement is filed with the Form 8-K filed on October 10, 2017, and is incorporated herein by reference. The Articles of Incorporation for Crypto Equity Management Corp. are filed with the Form 8-K filed on October 10, 2017 and are incorporated herein by reference.

On September 30, 2017, BEGI formed a wholly-owned subsidiary corporation, Crypto Equity Management Corp. (“CEMC”) in the State of Colorado. BEGI intends to use CEMC to pursue business opportunities in the cryptocurrency sphere. The articles of incorporation for CEMC are attached hereto as Exhibit 3(i).1.

We intend to expend funds over the next four quarters as follows:

4th Quarter 2017	· Loans	· $250,000
	· Operations	· $50,000

1st Quarter 2018	· Loans	· $250,000
	· Operations	· $50,000

2nd Quarter 2018	· Loans	· $250,000
	· Operations	· $50,000

3rd Quarter 2018	· Loans	· $250,000
	· Operations	· $50,000

Our Budget for operations in the next year is as follows:

Working Capital – Loans	$1,000,000
Legal, Audit and Accounting	$100,000
Fees, rent, travel and general & administrative expenses	$100,000
$1,200,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $818 as of September 30, 2017, we have the cash for an operational budget of less than one month.  We intend to offer a private placement of stock or Notes to investors in order to achieve $600,000 in funding in the next six months. We intend to commence this offering in the 4th Quarter of 2017. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

Results of Operations

For the Three Months Ended September 30, 2017

During the three months ended September 30, 2017 and 2016, we had no revenue, no cost of revenues, and no gross profit. During the three months ended September 30, 2017, we recognized a net loss of $(66,269) compared to a net loss of $(1,096,608) during the three months ended September 30, 2016. The net loss was mainly due to a warrant expense of $70,000 and operating expenses of $8,474, however, the Company did receive $12,205 in interest income for the quarter ended September 30, 2017. Our operating expenses included $207 in depreciation, $4,380 in legal and professional fees, $1,000 in filing fees, and $2,887 in general and administrative fees, for a total of $8,474 for the three months ended September 30, 2017. Both operating expenses and warrant expenses were lower for the quarter ended September 30, 2017 compared to the same quarter in 2016.

For the Nine Months Ended September 30, 2017 compared to same period in 2016

During the nine months ended September 30, 2017 and 2016, we had no revenue, no cost of revenues, and no gross profit. During the nine months ended September 30, 2017, we recognized a net loss of $(89,413) compared to a net loss of $(1,115,261) during the nine months ended September 30, 2016. The net loss was mainly attributable to a warrant expense of $70,000 and operating expenses of $64,413, however, the Company did receive $45,000 in interest income for the nine months ended September 30, 2017. Our operating expenses included $437 in depreciation, $39,345 in legal and professional fees, and $8,331 in general and administrative fees, Registration Expense of $12,500, $3,800 in filing fees for a total of $64,413 for the nine months ended September 30, 2017. In the same period in 2016, we incurred $35,314 in consulting, $115 in depreciation, $953 in filing fees, $8,500 in legal fees, and $5,701 in general and administrative expense for a total of $50,583.

Net loss per share for the nine month period in 2017 and 2016 was $0.00 and $(.10) per share, respectively.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(3,083,228) as of September 30, 2017, compared to an accumulated deficit of $(2,993,815) at December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

At September 30, 2017, we have total current assets of $146,809 consisting of $818 in cash, $991 in furniture and equipment and accrued note receivable – related party of $145,000. Current liabilities at September 30, 2017 were $21,684 and consisted of accounts payable of $3,184 and loan payable to a related party of $18,500. At September 30, 2017, we had a deficit of ($3,083,228) working capital.

On June 14, 2017, the Company received notice from the holders of warrants as to their intentions to convert the warrants into shares of common stock of the Company. The Company instructed the transfer agent to proceed with the issuance of 16,320,000 shares of the common stock of the Company. This exercise was carried out as a “cashless exercise” which meant that the actual exercise resulted in no cash being received by the Company. The number of shares of common stock to be issued in exchange for the warrants was calculated by using the closing price of the stock on the last trading day prior to the exchange which was $1.25. The value of the warrant was subtracted from the trading price which was then multiplied by the number of warrants being exercised. This result was then divided by the last trading price to determine the number of shares to be issued. At the same time that these warrants were exercised, International Hedge Group, Inc. agreed to retire to treasury 16,320,000 shares of the common stock of the Company that it holds. This transaction produced no financial consequence to the Company.

We do not currently have any consulting agreements.

We do not currently have any outstanding debts, including promissory notes or other bank debt other than loans payable to a related party in the amount of $18,500. On September 23, 2011, the Company received $50,000 in the form of cash as a temporary loan from a director of the Company. The Company has elected to accrue interest at the rate of 6% per annum non-compounding. The Company has not received any notice of default and has continued to accrue interest on its books at the rate of 6% each year. During the month of August 2016 the Company agreed to issue 200,000 shares of its common stock in satisfaction for this indebtedness along with all accrued interest, and authorized the shares conditioned upon receipt of a release.

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

As at September 30, 2017, our cash balance was $818 as compared to $14,175 at December 31, 2016. We intend to attempt to raise capital through several sources: a) partner venture funds, b) private placements of our stock, and/or c) loans from our parent IHG. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Our total assets at September 30, 2017 were $146,809 compared to $265,604 as of December 31, 2016.

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

Financing Activities

During the quarter ended September 30, 2017, the Company received $30,000 from subscription agreements or private placement offerings. The Company received shareholder contributions in the amount of $-0- in the three months ended September 30, 2017.

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

During the period ended September 30, 2017 the Company received three shareholder subscriptions for a total of $30,000 for 100,000 shares of common stock. During the year ended December 31, 2016, the Company received $216,580 in shareholder contributions to be used in the Company’s regular activities. As of December 31, 2016, the Company has used these proceeds on the Company’s operations and purchases.

During the year ended December 31, 2016, the Company received $200,000 in private placement subscriptions for the Company’s common stock and issued 44,400,000 shares of common stock and 1,000,000 shares of preferred stock. During the year ended December 31, 2016 the Company issued 1,312,549 to consultants for services rendered and in exchange for debt, with the shares valued at $52,504.

Investing Activities

Net cash used in investing activities was $0 for the nine month period. Net cash provided by financing activities was $73,500 for the nine months ended September 30, 2017, and was due to a combination of an increase in notes receivable from related parties, and a decrease in notes receivable, $33,825 in additional paid-in capital and $70,000 in APIC Warrants, and a decrease in advances payable to related parties. increase in notes payable to a related party. Our notes payable increased to $290,500 to a related party in the nine month period. There was no increase in this amount in the second quarter.

The Company used $251,659 in investing activities for the year ended December 31, 2016, with $1,659 going to fixed assets and $250,000 being used for Notes Receivable.

Operating Activities

During the nine months ended September 30, 2017, we used $(86,857) in cash for our net operating activities, compared to $(1,459,657) used in operating activities for the same period in 2016. The decreased amount of cash used in operating activities is attributable to the $Nil in advances to related parties and $Nil accrued interest payable, compared to $(250,000) and $(67,257), respectively used in the nine months ended September 30, 2017.

During the year ended December 31, 2016, the Company used cash in the amount of $1,296,670 in operating activities, compared to $Nil over the previous year.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2017 and December 31, 2016, we had accumulated deficit of $3,083,228 and $2,993,815, respectively and we will require additional working capital to fund operations through 2017 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: November 16, 2017	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: November 16, 2017	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

