Form 10-K
period 2017-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2018-03-29
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

000-55730

Commission file number

BlackStar Enterprise Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1120628
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4450 Arapahoe Ave., Suite 100 Boulder, CO	80303
(Address of principal executive offices)	(Zip Code)

(303) 500-5073

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☒ No

Emerging growth company    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2017, computed by reference to the price at which the common equity was last sold ($4.98), as of the last business day of the registrant’s most recently completed fiscal quarter (December 31, 2017), was $108,862,800.

As of March 29, 2018, there were 52,000,000 common shares, $0.001 par value, issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·	the uncertainty of profitability based upon our history of losses;

·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

·	risks related to our operations and

·	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “BlackStar,” or the “Company” are to BlackStar Enterprise Group, Inc.

DESCRIPTION OF BUSINESS

We are engaged in Merchant Banking and Finance and we have recognized net losses of ($116,138) in the year ended December 31, 2017. We have relied solely on sales of our securities to fund our operations. To execute our business plan, our parent company, International Hedge Group, Inc., through a Securities Purchase Agreement dated January 25, 2016, acquired 95% of the common stock and the Class A Super Majority Voting Preferred Stock of our Company for $100,000 in August 2016, and for an additional $100,000 in October 2016. The Company recently completed a private placement offering pursuant to the offering exemption under Rule 506 of Regulation D of the Securities Act of 1933, raising $165,000. The Company intends to use the proceeds of this offering to fund operations of the merchant bank, including exploratory efforts into how the Company can best expand its services into the blockchain and crypto-equity industry. To fund ongoing operations, we may raise funds in the future, which are not yet committed.

Reports to Security Holders

We are subject to the reporting requirements of Section 12(g) of the Exchange Act, and as such, we intend to file all required disclosures.

You may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2016, our last fiscal year.

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

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

-	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures:

-	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

-	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this Form 10-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt out of the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

HISTORY

Our Company, BlackStar Enterprise Group, Inc. (“BlackStar Enterprise,” “We,” or the “Company”) was originally formed on December 17, 2007 as NPI08, Inc. in the State of Delaware. Our name was changed in 2010 to BlackStar Energy Group, Inc. In August of 2016, our name was changed to BlackStar Enterprise Group, Inc.

Our Company was divested from Kingsley Capital, Inc. in a bankruptcy proceeding in 2008, in which Kingsley was the debtor. Our Company attempted to start up in the energy business in 2010 without success, resulting in losses totaling $1,819,530 over a three-year period. Our Company was inactive until 2016 when new management and capital were introduced.

BlackStar Enterprise is engaged in Merchant Banking and Finance. BlackStar Enterprise’s venue is private early stage companies throughout various industries that, in our judgement, exhibit a potential for sustained growth. We are a publicly traded specialized merchant banking firm, facilitating joint venture capital to early stage revenue companies. We are actively seeking opportunity for discussion with revenue generating enterprises and emerging companies for financing. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies, and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our wholly-owned subsidiary, Crypto Energy Management Corp. (“CEMC”) formed in September 2017. BlackStar Enterprise Group, Inc. is traded on the OTC QB under the symbol “BEGI.”

Our principal executive offices are located at 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303 and our office telephone number is (303) 500-5073. We maintain a website at www.blackstarenterprisegroup.com, and such website is not incorporated into or a part of this filing.

International Hedge Group, Inc. (“IHG”), our parent company, contracted to acquire 95% of our outstanding stock in January 2016 and closed on the purchase in summer of 2016. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the mission to engage in funding of start-up and developed business ventures using its stock for private placement or public offerings. IHG and BlackStar are currently managed and controlled by the same individuals, but IHG and BlackStar may each seek its funding from different and as yet, undetermined sources, with funding structures of different natures.

CORPORATE STRUCTURE

Our corporate structure is as follows:

INTERNATIONAL HEDGE GROUP, INC. (Parent Company – a Colorado corporation)

BLACKSTAR ENTERPRISE GROUP, INC. (a Delaware corporation)

Crypto Equity Management Corp. (a Colorado corporation)	Crypto Industry SRO Inc. (a Colorado non-profit corporation)

CURRENT BUSINESS

Our Company, BlackStar Enterprise Group, Inc. (OTC QB: BEGI) is a publicly traded merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly-owned subsidiary, Crypto Equity Management Corp., (“CEMC”).  BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

Our investment strategy focuses primarily on ventures with companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy, which we refer to as "emerging growth companies." Under no circumstances does the company intend to become an investment company and its activities and its financial statement ratios of assets and cash will be carefully monitored and other activities reviewed by the Board to prevent being classified or inadvertently becoming an investment company which would be subject to regulation under the Investment Company Act of 1940.

BlackStar is conducting a continuing analysis for the Company’s involvement in Distributed Ledger Technology (“DLT”) related ventures. To pursue that end, the Company formed a subsidiary, Crypto Equity Management Corp. (“CEMC”), on September 30, 2017. As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT. BlackStar recognizes the similarities in the rapidly evolving DLT ecosystem today compared to the Dot Com era in the 90’s, which present both challenges and opportunities. BlackStar intends to facilitate funding and management of DLT involved companies through majority controlled joint ventures through its subsidiary Crypto Equity Management Corp.  BlackStar, through CEMC, intends to initially control and manage each venture.

IHG also may enter into management consulting agreements with companies for which BlackStar provides funding to attempt to guide the companies in the complex business world for the purpose of protecting and enhancing the venture investments made by BlackStar.

SERVICES

Crypto Equity Management Corp. is a newly formed subsidiary of BlackStar and has no operating history or assets to date.

As BlackStar focuses its merchant banking efforts on the crypto-equity and DLT industry, BlackStar intends to seek investments through joint ventures in private or public emerging commercial-stage businesses within the blockchain ecosystem. BlackStar also intends to offer consulting and compliance services to member crypto companies and blockchain entrepreneurs on securities and commodity futures.

The Company will seek targeted joint ventures in the sector, primarily focusing on distributed ledger security features and technology, and the peer-to-peer (P2P) global equity trading arena. BlackStar, through CEMC, will initially control and manage each venture into which it enters. While remaining compliant with current SEC disclosure and reporting guidelines, BlackStar is conducting an in-depth analysis into the Company’s involvement in crypto-equity and DLT related ventures.

In addition to the services described above, BlackStar Enterprise formed a subsidiary nonprofit company, Crypto Industry SRO Inc., on December 31, 2017. Crypto Industry SRO is in the beginning stages of organizing membership participation in the newly-formed nonprofit. Crypto Industry SRO is planned to act as a self-regulatory membership organization for the crypto-equity industry and set guidelines and best-practice rules by which industry members would abide. BlackStar will provide management of this entity under a services contract.

BlackStar Enterprise Group intends to leverage its experience in the traditional world of public finance, including experience with securities, options, and SEC registration and compliance, into working with select organizations supporting the development and implementation of new technologies in the crypto-equity and DLT world. To facilitate this process, BlackStar plans to establish an advisory board in its subsidiary, Crypto Industry SRO Inc., with applicable technical and practical experience.

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

BlackStar’s Operating Principles:

•	Provide alternative joint venture funding for entrepreneurs;
•	Require GAAP and SEC accounting compliance for portfolio ventures;
•	Require competent and efficient legal representation;
•	Require qualified managers for portfolio ventures, and in some cases, help staff the client company while avoiding recruiting costs or attempts to bring in high-price executives.

We seek venture investments in private, or public emerging commercial-stage businesses with perceived strong growth prospects within certain industry sectors. Companies that we work with may engage in consulting agreements with our parent company, International Hedge Group, Inc. (“IHG”), to add additional monitoring as to their financial situations. We seek to invest up to $1 million per company in business ventures. We may provide off-balance sheet financing to venture companies, through joint ventures or limited liability companies under structures we cannot now predict.

Our success will be dependent upon are our abilities to analyze and manage the lending opportunities presented to us.

Our management may earn shares of our Company under our Stock Option and Award Plan as incentives on the basis of achievement. All are accountable to each other, as well as the shareholders, and bonus awards are intended based upon individual performance, as well as team cooperation, and enterprise building.

INVESTMENT OBJECTIVES

CAPITAL APPRECIATION. Our primary investment objective is to provide our shareholders with long term capital appreciation by investing primarily in business ventures in which we maintain majority control with selective private companies.  We believe that a typical new business venture will have a five-year window. Our investment objective is to restrict our investments to emerging growth companies we believe offer special opportunities and meet our growth criteria, and we intend to reduce the risks associated with investments in startups. Our goal is to provide mezzanine and expansion capital to companies through legally formed joint venture entities through which we control in order to develop a comprehensive growth strategy, possibly involving a consolidation of similarly situated businesses or a geographic expansion of existing product or service offerings. We are currently exploring options for investments in companies involved in the cryptocurrency and blockchain (DLT) technology industry.

CAPITAL PRESERVATION. A second investment objective is to preserve investor capital through risk management and monitoring the management of our loan portfolio. Among the risk management techniques which we expect to employ are: (i) limiting our investments in very early stage companies, (ii) holding majority ventures interests in venture companies that have a positive cash flow; (iii) co-investing in venture companies with other professional venture capital. Many ventures will not provide any gain, and some will be complete losses. BlackStar, through CEMC, will initially control and manage each venture it enters into in the cryptocurrency and blockchain technology industry.

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

We may be limited in our ability to fund ventures because we may not be successful in raising additional funds to fund ventures or growth.  Through the public market for our common stock, we hope to have access to additional equity capital that may be needed for growing our ventures. We hope to offer to fill this opportunity on selected ventures.

We believe that our advantage over a strategic investor is that our interests are more closely aligned with those of the emerging company. An initial public offering of the emerging company, our venture, often required to raise the additional capital investment necessary to fully develop a venture company's product or technology, would also benefit us by creating repayment of our loan, and possibly in certain instances, an equity position.

OUR VENTURE POLICIES

We may invest in ventures which do not have any annual revenue, if we have determined that an investment may make of such company have growth capital.

Although we may seek to venture into companies with existing positive EBITDA (earnings before interest, income taxes, depreciation and amortization), we may also consider turn around situations where we can clearly identify the source(s) of financial distress and see a possible solution. Through our investment, or through co-investment with other private equity funding sources we will seek to achieve performance improvements.

In the shorter term, we do not anticipate paying any dividends or making other distributions, but this may change in the future. We may not always achieve a return on our venture investment.

In selecting venture investments for our venture, we will endeavor to meet our guidelines, as established by our Board which include the following concepts. We may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by our Board of Directors. Such investments might be made if we believe that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive terms or features.

VENTURE CRITERIA

STAGE OF DEVELOPMENT CRITERIA. We are a special situations Company. We will primarily look for opportunities with a core business which we believe will provide us with a return of investment and on investment within a moderate period of time, typically targeting about thirty-six to sixty months. Our objective is to invest in emerging corporations which meet our requirements as well as qualitative potential that we look for in each opportunity. In addition, we will look to invest in ventures with corporations. In some instances, we may relax our quantitative requirements with the view to assist such venture companies in developing a strategic business plan which may include merger or acquisition of other private operating businesses which may be synergistic to the existing business of the public corporation. We may invest in ventures with companies in any of the following stages. We will always have majority control and Board control of our venture subsidiaries.

The stages of development are defined as follows:

-      Seed capital companies represent the earliest stage of development. These companies have raised relatively modest equity capital to prove a concept and qualify for start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and developing a business plan. These companies likely do not have financial support from either venture capitalists or larger companies making strategic investments.

-      Start-up stage companies are completing or have recently completed product development and initial marketing but have not sold their products commercially. Generally, such firms have made market studies, assembled key management, developed a business plan and are ready to commence operations.

-      Expansion stage companies have initiated or are about to initiate full-scale operations and sales but may not be showing a profit.

-      Mezzanine stage companies are approaching or have attained break even or profitability and are continuing to expand. An acquisition or initial public offering may be imminent.

QUALITATIVE CRITERIA. All potential ventures will first be evaluated and assessed based on their relative stage of development and the quality of an investment in such venture company based on the above criteria. Once our management team has determined that a potential venture satisfies the above criteria and is suitable for investment, it will then be evaluated using the multi-step process described below. After completion of the process, receipt and review of all internal and outside reports and evaluations of the potential venture company, the Board will consider the potential venture terms. If the Board approves the investment, we will then create appropriate legal documents to reflect our venture and any management service contracts between the venture and our company.

We intend to follow the steps set forth below in our venture process:

(1) BUSINESS PLAN/ASSESSMENT. Business plan description and complete resumes of management from all entrepreneurs. Members of our management team will meet with the best of these entrepreneurs, attempting to identify key traits that have been associated with entrepreneurial success in the past, such as high energy, a must-win attitude, intellectual brilliance, high personal integrity, relevant experience, a strong work ethic, and the ability to prioritize and focus. A business plan submitted for evaluation to us should contain the following information:

-               Overview of the business concept as well as the company's strategic focus and direction.

-               Discussion of competition including a discussion of specialized expertise, intellectual property, patents, and/or other unique advantages held by either the company or its competitors.

-               Sources and uses of cash with respect to investment capital sought.

-              Pro forma financial projections for at least the current year and two subsequent years including expected capital requirements from the time of the investment capital received through the two subsequent years.

-               Operating plan including current and projected staffing, equipment, and space requirements.

-               Discussion of minimum dollar proceeds necessary in order to implement the business plan.

-               Marketing plan.

-               Discussion of conflicts of interest with investors together with steps being taken by the venture company to mitigate such conflicts of interest and to protect against future conflicts of interest.

-               Resumes for all key officers/managers.

(2) EVALUATE POTENTIAL MARKET. We have developed relationships with consultants, who represent a valuable source of information about a target investment's market. We will call upon these contacts as well as create new ones in the markets of each company seeking funding. As we evaluate markets, we must become confident that the company can attain a competitive market position over time.

(3) EXAMINE STRUCTURE OF BUSINESS MODEL. We will examine the structure upon which the business plan is built. The Board has indicated a distinct bias toward business models calling for high gross margins and relatively low capital intensiveness. Such businesses have the potential for higher internally sustainable growth rates than average and superior return on equity invested. In addition, we will require, whenever possible, implementation of the following policies into the articles, bylaws or operating agreements of its venture companies:

-               There can be only one class of common shares, all with equal voting rights, and all distributions of capital or earnings can only be made to all members based upon their percentage interest without preference;

-               Compensation of the key officers/managers and their affiliates, including, but not limited to, all salary, bonuses, commissions and/or fees, shall be limited based upon the success of the venture company in reaching predetermined milestones; and

-               The primary responsibility of the management/officers of the entity is to serve as fiduciaries charged with serving the best interests of the stockholders/members even when such interests may be in conflict with the management, officers or other employees of the entity.

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

(6) EVALUATE PRODUCTS/TECHNOLOGY. As part of our analysis, we will evaluate the target venture’s current products, development pipeline and underlying technology. To evaluate technology, we will not rely on in-house expertise alone, but will contact and hire appropriate specialists and consultants.

(7) EVALUATE RISKS/REWARDS. Evaluate the pro-forma financials, the likelihood of an exit after a 6 month to 24 month holding period.

(8) NEGOTIATE VENTURE TERMS. When deciding on making a venture investment, we will draw up a term sheet for negotiation, and terms will be agreed upon.

(9) FINANCIALS AND CORPORATE INFORMATION.

We will, after formation of the venture subsidiary, control all accounting and financials as a subsidiary of our Company.

RESERVES. We intend to retain reserves after the venture investment in order to have sufficient funds for equity-oriented follow-on investments in venture companies. We intend to sell additional common stock to meet the funding requirements for any follow-on venture investments. If such sales are successful, we expect to have cash reserves. In order to enhance the rate of return on these reserves and increase the amounts ultimately available for investments and our operating costs, we plan to engage in a reserve management strategy.

AVERAGE INVESTMENT. The amount of funds committed to a venture will vary depending on the funds available to us, the quality and completeness of the venture management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although the venture or investment amounts will vary considerably, we expect that the venture (excluding follow-on investments) will be between $250,000 and $500,000.

INDUSTRY ANALYSIS AND HISTORY

Barriers to Entry in the Merchant Banking Industry

There is one major barrier to entry into the Merchant Banking Industry which is capital. We have very limited capital with which to compete in this industry. Many other competitors have been in the business for many years and have very large capital resources and an established reputation. Our barriers to entry are, in addition to lack of capital, lack of reputation, lack of recognition, part-time management, lack of financial history to raise money, and lack of equity in our company upon which to base a capital raise.

Competitive Factors impacting our ability to gain market share

Our competition enjoys advantages which may prevent us from achieving a market share due to our competitors’ known reputations, large funding abilities, competent management, and capital resources all of which will impede our abilities to achieve market share.

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

Registrant’s Competitive position in the Industry

Registrant is an insignificant participant in the merchant banking industry and cannot be expected to obtain a market share even discernable percentage wise. Without a large infusion of capital, it will remain a very small participant in the industry.

Merchant Banking

The term merchant banking is generally understood to mean negotiated private equity investment or financing through alternative methods by financial institutions in loans, convertible debt or off-balance sheet vehicles, or through unregistered securities of either privately or publicly held companies. Both investment banks, commercial banks, and other companies engage in merchant banking, and the type of security in which they invest is diverse. They may invest in securities with an equity participation feature; these may be convertible preferred stock or subordinated debt with conversion privileges or warrants. Other investment bank services include raising capital from outside sources, advising on mergers and acquisitions, and providing bridge loans while bond financing is being raised in a leveraged buyout (LBO) and are also typically offered by financial institutions or broker dealers engaged in the merchant bank industry. One which is often omitted is the provision of experienced management by the merchant to commercialize ideas, or technology.

Merchant banking has been an occasionally lucrative but a highly risky endeavor for the small number of bank holding companies and banks that have engaged in it under existing law, and for private equity investors. Banking law legislation has expanded the merchant-banking activity that is permissible to commercial banks and has spurred interest in this specialty on the part of some institutions. However, limitations exist that have scared many banks away from the markets after the Lehman collapse and the resulting fallout with JP Morgan, Bank of America and the big bank Wall Street bailout. Although for much of the past half-century commercial banks have been permitted (subject to certain restrictions) to engage in merchant banking activities, their continued role is limited by the conservatism of the regulators and their Boards.

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

Also, at about that time, most commercial banks began refocusing their private equity investments to middle-market and public companies (often low-tech, already profitable companies) and, rather than providing seed capital, financed expansion or changes in capital structure and ownership. Most particularly, they took equity positions in LBOs, takeovers, or recapitalizations or provided subordinated debt in the form of bridge loans to facilitate the transaction. Often, they did both. Commercial banks financed much of the LBO activity of the 1980s.

Then, in the mid-1990s, major commercial banks began once again focusing on venture capital, where they had substantial expertise from their previous exposure to this kind of investment. Some of these recent venture-capital investments have been spectacularly successful. For example, the Internet search engine Lycos was a 1998 investment of Chase Manhattan's venture-capital arm.

We do not compete in the area of these merchant banks, or even large or mid-market banks. We are an insignificant participant in the total market and our focus is on small investments, which larger banks may rule out.

Historical Track Records

Our Company has no historical track record and we should be deemed a pure start-up of earning or operating with all of the risks of an unproven company (see “Risk Factors”).

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

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities within the definitions and parameters which would make us subject to the “1940 Act.” In the event we engage in business activities that result in us holding investment interests in a number of entities, we might become subject to regulation under the 1940 Act. In such event, we would be required to register as an Investment Company and incur significant registration and compliance costs. Under no circumstances does the company intend to become an investment company and its activities and its financial statement ratios of assets and cash will be carefully monitored and other activities reviewed by the Board to prevent being classified or inadvertently becoming an investment company which would be subject to regulation under the Investment Company Act of 1940.

As a fundamental concept, the 1940 Act requires registration of companies that invest and manage funds to invest for others and trade in securities of other companies. Those companies that cross a threshold of 40% of assets in cash and stock in other companies may be required to register. Investment companies may issue face amount certificates, be a Unit Investment Trust, or be a mutual fund. We intend to do several things to remain outside of the 1940 Act: a) we will not trade in securities of other companies or manage investments for others, b) we intend to remain primarily in the merchant bank lending business recognized as exempt under Sections 3(c)(4) and (5) of the 1940 Act, c) we intend to carefully monitor our ratios of cash and securities to total assets to avoid crossing the 1940 Act threshold, d) we intend to hold loans comprising 60% to 70% of our assets at any time, e) we intend to maintain secured loans to companies as our primary business, f) we do not intend to issue face amount certificates, g) we do not intend to distribute profits and dividends to our shareholders on an annual or shorter basis, if ever, h) we do not pass through profits and losses to our shareholders on a tax basis, i) smaller secured loans will be our primary business and our primary profit center, which we intend will account for more than 50% of our revenues; j) we will not issue Units in investment trusts, k) we will not act as a mutual fund, and l) we will not invest funds on behalf of others.

We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3(c)(4) and (5) of the 1940 Act.

Markets.

Our market is highly competitive and constantly changing. Commercial success is frequently dependent on capital availability, the effectiveness and sufficiency of which are very difficult to predict accurately. It is one of the principal economic risks of mezzanine and expansion stage funding companies like ours.

Federal Regulations.

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

Compliance with Environmental Laws and Regulations.

Certain states may require that we obtain a Lender’s License prior to making a loan in that state. We intend to address this on an as needed basis.

State Regulations.

We are not involved in operations with environmental considerations for our business.

Title to Properties.

Not applicable.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2017, we have no full-time employees and 2 independent consultants who act as our officers and directors on a part-time basis of about 30 hours per week.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate - None

Oil and Gas Properties - None

Patents - None

Trademarks - None

PLAN OF OPERATIONS

We intend to expend funds over the next four quarters as follows:

1st Quarter 2018	- Ventures	- $250,000
	- Operations	- $50,000

2nd Quarter 2018	- Ventures	- $250,000
	- Operations	- $50,000

3rd Quarter 2018	- Ventures	- $250,000
	- Operations	- $50,000

4th Quarter 2018	- Ventures	- $250,000
	- Operations	- $50,000

Our Budget for operations in the next year is as follows:

Working Capital – Ventures	$1,000,000
Legal, Audit and Accounting	$100,000
Fees, rent, travel and general & administrative expenses	$100,000
$1,200,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $52,000 as of March 15, 2018, we have the cash for an operational budget of three months.  We intend to offer a private placement of stock or convertible Notes to investors in order to achieve $1,200,000 in funding in the next year. We intend to commence this offering in late Spring of 2018. If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2017, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $52,000 in March 2018, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. Our estimates were that $24,000 was adequate for these items for the last quarter of 2017. We have estimated $50,000 per quarter in 2018 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In early 2018, we completed a private placement of units for $165,000 which increased our working capital.

We received the funding to loan the monies to our first borrower company, Meshworks Media Corporation, from our parent, IHG, in the form of two loans to BlackStar for a total of $500,000. The notes are three-year notes payable at 6% interest per year.

MATERIAL TERMS OF OUR LOANS TO MESHWORKS MEDIA CORPORATION

Meshworks Media Corporation (“Meshworks”) borrowed $250,000 from BlackStar Enterprise Group, Inc. on November 1, 2016, bearing Interest at the annual rate of 12 % and a second loan was made for $250,000 in January 2017, with the following material terms:

1. Payment. Commencing January 2, 2017, the venture shall issue payments to the lender(s) equal to 15% of the previous months’ revenue and said revenue payments, of principal and interest, shall continue thereafter, to be issued on the first day of each month, until the principal and interest have been paid in full to the lender(s) but in no case, later than January 1, 2019 (“Maturity Date”) when any unpaid principle and interest shall be due in full.

2. Security. The Note is secured to us by a security agreement covering all of Meshworks' assets and revenues.

3. Additional Consideration. We received, as additional consideration, 2 shares of Series B Convertible Preferred stock (Series B Stock) for each one dollar ($1.00) loaned to Meshworks. After repayment of the loan but no later than February 1, 2019 the Series B Stock, which we own is to receive dividends from profit based on 15% of the previous months’ revenue which will continue until such time as we have received distributions equal to the full amount of the loan. At that point, the Series B Preferred shall automatically convert to common stock of Meshworks at the rate of one share of common for each share of preferred converted. Until such time as all dividends have been paid, Meshworks shall not pay any dividends to or on its outstanding common stock.

Our Meshworks loan met our lending criteria as follows:

  Meshworks had spent over $1,000,000 in investment in its software.
  Meshworks had generated over $800,000 in income in prior years.
  Meshworks has a software product that appears to be at the forefront to serve the real estate industry, with potential for a) repayment of the loan, and b) potential for equity participation in the venture.

  Update to the Meshworks Loan:

  On September 27, 2017, the Company entered into an Agreement to Settle Debt with International Hedge Group, Inc. (“IHG”). the majority stockholder of the Company. Under the agreement, IHG agreed to compromise and settle the Principal Amount under the verbal working capital loan agreement of BEGI, as of November 2016, in the amount of $400,000, by assignment, without recourse, of the MeshWorks Media Corp, Promissory Notes together with all collateral agreements. Upon signing of the agreement, a promissory note was delivered for the difference from IHG to BEGI in the amount of $145,000 for BEGI return of principal of $100,000 and all of the accrued interest to date under the MeshWorks Media Corp. notes, payable in twelve-month with interest of 1% per quarter on the last day of each quarter until paid. The assignment of the MeshWorks Media Corp. Promissory Note and the note from IHG to BEGI in the amount of $145,000 is full and complete payment and consideration for the transaction referenced hereinabove. A copy of the agreement is available by accessing the Form 8-K filed by the Company with the Securities and Exchange Commission (www.sec.gov) on September 27, 2017.

  As a result of our Agreement to settle debt we no longer have any loans to companies and we do not intend to make loans in the future. Under our revised business plan, we will control all of our business ventures until divestiture, spin-off, or liquidation.

  REPORTS TO SECURITIES HOLDERS

  We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s

  Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

  Item 1A. Risk Factors.

  FORWARD LOOKING STATEMENTS

  THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO BLACKSTAR’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; BLACKSTAR’S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF BLACKSTAR’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. BLACKSTAR IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

  RISK FACTORS RELATING TO OUR COMPANY

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

  OUR OPERATIONS AS A MERCHANT BANK MAY AFFECT OUR ABILITY TO, AND THE MANNER IN WHICH, WE RAISE ADDITIONAL CAPITAL, WHICH MAY EXPOSE US TO RISKS.

  Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities". If the value of our businesses declines, we may be unable to satisfy loan requirements. If that happens, we may be required to liquidate a portion of our ventures and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease.

  WE ARE DEPENDENT UPON OUR PART-TIME MANAGEMENT FOR OUR SUCCESS WHICH IS A RISK TO OUR INVESTORS.

  Our lack of full-time management may be an impediment to our business achievement. Without full-time officers, we may not have sufficient devoted time and effort to find successful loan prospects, additional capital, or manage our loan portfolio, which could impair our ability to succeed in our business plan and could cause investment in our Company to lose value.

  WE HAVE A LIMITED AMOUNT OF FUNDS AVAILABLE FOR INVESTMENT IN VENTURES AND AS A RESULT OUR VENTURES MAY LACK DIVERSIFICATION.

  Based on the amount of our existing available funds, it is unlikely that we will be able to commit our funds to loans to large number of ventures. We intend to operate as a diversified merchant bank. Prospective investors should understand that our venture investments are not, and in the future may not be, substantially diversified. We may not achieve the same level of diversification as larger entities engaged in similar activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified. The loss of one or more of our limited number of investments could have a material adverse effect on our financial condition.

  WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

  We were incorporated on December 17, 2007 for the purpose of engaging in any lawful business and have adopted a plan as a small and micro-cap market merchant banking company. During the period of inception through December 31, 2017, we did not recognize revenues. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

  WE ARE NOT DIVERSIFIED, AND WE WILL BE DEPENDENT ON ONLY ONE BUSINESS, MERCHANT BANKING.

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

  WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

  Our capital needs consist primarily of expenses related to general and administrative and legal and accounting and could exceed $200,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $52,000 as of the date of this filing.

  WE WILL NEED ADDITIONAL FINANCING FOR WHICH WE HAVE NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF OUR BUSINESS PLAN.

  We have limited funds, and such funds may not be adequate to carry out our business plan in the small and micro-cap market merchant banking industry. Our ultimate success depends upon our ability to raise additional capital. We are investigating the availability, sources, and terms that might govern the acquisition of additional capital.

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

  Class A Preferred Super Majority Voting Convertible Stock (the “Class A Preferred Stock”) of which 10,000,000 shares of preferred stock have been authorized for the class. The Class A Preferred Stock are to have super majority voting rights over common stock voting 60% at all times. At this time, all shares of the Class A Preferred Stock have been issued to International Hedge Group, Inc. which is controlled by Mr. Harris and Mr. Kurczodyna, our officers and directors.

  OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN AND MAY RECEIVE COMPENSATION FROM OUR PARENT COMPANY.

  Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring a business opportunity from any affiliate or officer or director. Our current officers and directors also currently serve our parent company, International Hedge Group, Inc., which may have consulting agreements with some of our venture companies and as such is a direct conflict and such officers and directors may be paid by such parent. We intend to diversify and/or expand our Board of Directors in the future.

  WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY DELAWARE STATUTES.

  Delaware General Corporation Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

  OUR DIRECTORS’ LIABILITY TO US AND STOCKHOLDERS IS LIMITED

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

  We have no full-time employees which may impede our ability to carry on our business. Our officers are independent consultants who devote up to 20 hours per week to Company business. The lack of full-time employees may very well prevent the Company’s operations from being efficient, and may impair the business progress and growth, which is a risk to any investor.

  RISK FACTORS OF THE COMPANY

  WE MAY NOT REALIZE RETURNS ON OUR INVESTMENTS IN VENTURES FOR SEVERAL YEARS. THUS, AN INVESTMENT IN SHARES OF OUR COMMON STOCK IS ONLY APPROPRIATE FOR INVESTORS WHO DO NOT NEED SHORT TERM LIQUIDITY IN THEIR MONEY.

  We intend to make loans as quickly as possible consistent with our business objectives in those investments that meet our criteria. However, it is likely that a significant period of time will be required before we are able to achieve repayment and any additional value from warrants or stock conversions that we hold in an eligible venture company.

  COMPETITION FOR LOANS AND INVESTMENTS.

  We expect to encounter competition from other entities having similar business objectives, some of whom may have greater resources than us. Historically, the primary competition for venture capital investments has been from venture capital funds and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies, and wealthy individuals. Additional competition is anticipated from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. Virtually all of our competitors will have a competitive advantage and are much larger. The need to compete for loans or investment opportunities may make it necessary for us to offer venture companies more attractive transaction terms than otherwise might be the case. We anticipate being a co-investor with other venture capital groups, and these relationships with other groups may expand our access to business opportunities.

  RISKS OF COMPETITION FOR OUR VENTURE COMPANIES.

  Most emerging markets are highly competitive. We anticipate that nearly all our venture companies will compete against firms with greater financial resources, more extensive development, manufacturing, marketing, and service capabilities, and a larger number of qualified managerial and technical personnel.

  ILLIQUID NATURE OF OUR INVESTMENTS.

  We anticipate that substantially all of our ventures (other than short-term investments) will consist of controlling interests in ventures that at the time of acquisition are unmarketable, illiquid and for which no ready market will exist, if such a market does in fact exist. Our venture investments are intended to be in companies in which we will have controlling interest and will be privately negotiated transactions. There is not anticipated to be any market for the ventures until such until such have developed successful businesses.

  Because of the illiquid nature of our venture investments, a substantial portion of our assets will be carried on our books adjusted for accrued losses, depreciation and impairment which could in some cases result in a write off. This value will not necessarily reflect the amount which could be realized upon a sale, or payoff in the future.

  RISKS OF OUR NEED FOR ADDITIONAL CAPITAL TO FUND OUR VENTURE COMPANIES.

  We expect that most venture companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular opportunity. Each round of venture financing (whether from us or other investors) is typically intended to provide a venture company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a company may have to raise additional capital at a price or at terms unfavorable to the existing investors, including our Company. This additional financing or the availability of any form of equity or debt capital is generally a function of capital market conditions that are beyond our control or any venture company. Our management team may not be able to predict accurately the future capital requirements necessary for success of our Company or venture companies. Additional funds may not be available from any source.

  OUR VENTURE PORTFOLIO IS AND MAY CONTINUE TO BE CONCENTRATED IN A LIMITED NUMBER OF VENTURE COMPANIES AND INDUSTRIES, WHICH WILL SUBJECT US TO A RISK OF SIGNIFICANT LOSS IF ANY OF THESE COMPANIES FAIL OR BY A DOWNTURN IN THE PARTICULAR INDUSTRY.

  Our venture is and may continue to be concentrated in a limited number of venture companies and industries. We do not have fixed guidelines for diversification, and since we are targeting some specific industries, our venture investments could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if our venture investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

  WE INTEND TO CONTROL ALL OF OUR VENTURES.

  We will control all of our venture companies, and we will maintain financial supervision until divestiture, spin-off or liquidation.

  WE MAY NOT REALIZE GAINS FROM OUR VENTURES.

  Our goal is ultimately to dispose of our control interests we receive from our venture companies to attempt to realize gains upon our disposition of such interests by sale, for cash spin-off, or liquidation. However, any interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from any venture interests, and any gains that we do realize on the disposition of any venture interests may not be sufficient to offset any other losses we experience.

  THE INABILITY OF OUR VENTURE COMPANIES TO COMMERCIALIZE THEIR TECHNOLOGIES OR CREATE OR DEVELOP COMMERCIALLY VIABLE PRODUCTS OR BUSINESSES WOULD HAVE A NEGATIVE IMPACT ON OUR INVESTMENT RETURNS.

  The possibility that our venture companies will not be able to commercialize their technology, products or business concepts presents significant risks to the value of our ventures. Additionally, although some of our venture companies may already have a commercially successful product or product line when we invest, technology related products and services often have a more limited market or life span than have products in other industries. Thus, the ultimate success of these venture companies often depends on their ability to continually innovate in increasingly competitive markets. Their inability to do so could affect our investment return. We cannot assure you that any of our venture companies will successfully acquire or develop any new technologies, or that the intellectual property the companies currently hold will remain viable. Even if our venture companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our venture companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our venture companies may not be successful.

  RISK FACTORS RELATING TO OUR BUSINESS

  WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

  As of December 31, 2017, we had an accumulated deficit of ($3,109,953).

  Future losses are likely to occur until we are able to receive returns on our loans and investments since we have no other sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2017, 2016, 2015, and 2014, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

  OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES.

  We have no sources of income at this time and insufficient assets to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and, or, equity we shall be unable to meet our ongoing operating expenses. On a longer-term basis, we intend to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that these events will be successfully completed.

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

  OUR TWO OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

  Mr. Harris and Mr. Kurczodyna, the officers and directors of the Company and of our parent, International Hedge Group, Inc. (“IHG”) control in excess of our 95% of our issued and outstanding common stock through IHG and are able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

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

  RISKS RELATING TO OUR VENTURE INVESTMENTS

  THE INABILITY OF OUR VENTURE COMPANIES TO ADEQUATELY EXECUTE THEIR GROWTH OR EXPANSION STRATEGIES WOULD HAVE A NEGATIVE IMPACT ON OUR LOAN OR INVESTMENT RETURNS.

  The possibility that our venture companies will not be able to fully carry out or execute on their expansion or growth plans presents significant risk. Our venture investments success in our subsidiary companies will ultimately depend on the success of our ventures. If the intended expansion or growth plan that was one of the main reasons we had originally formed the venture does not come to fruition or is otherwise impeded, the value of the venture may negatively reflect this information, making our investment not profitable or may subject us to a substantial loss. In such case, we may incur an entire loss of our investment.

  OUR VENTURE COMPANIES WILL LIKELY HAVE SIGNIFICANT COMPETITION FROM MORE ESTABLISHED COMPANIES AS WELL AS INNOVATIVE EARLY STAGE COMPANIES.

  Emerging growth companies often face significant competition, both from early stage companies and from more established companies. Early stage competitors may have strategic capabilities such as an innovative management team or an ability to react quickly to changing market conditions, while more established companies may possess significantly more experience and greater financial resources than our venture companies. These factors could affect our investment returns.

  OUR INVESTMENT RETURNS WILL DEPEND ON THE SUCCESS OF OUR VENTURES AND, ULTIMATELY, THE ABILITIES OF THEIR KEY PERSONNEL.

  Our success will depend upon the success of our ventures. Their success, in turn, will depend in large part upon the abilities of their key personnel. The day-to-day operations of our ventures will remain the responsibility of their key personnel. The loss of one or a few key managers can hinder or delay a company's implementation of its business plan. Our ventures may not be able to attract qualified managers and personnel. Any inability to do so may negatively impact our financial picture.

  SOME OF OUR VENTURE COMPANIES MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE READILY AVAILABLE.

  Ventures in which we make investments will often require substantial additional financing to fully execute their growth strategies. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development, or in the case of our financings, the turn-around stage or offering stage which might provide us with a liquidity event. We cannot predict the circumstances or market conditions under which our ventures may seek additional capital. It is possible that one or more of our ventures will not be able to raise additional financing or may be able to do so at a price or on terms which are unfavorable to us, either of which could negatively impact our success.

  RISKS RELATING TO OWNERSHIP OF

  BLACKSTAR ENTERPRISE GROUP, INC. COMMON STOCK

  A LIMITED PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

  There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should continue, the price may be highly volatile. Factors such as those discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

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
    Fluctuations in stock market price and volume;
    Changes to the Distributed Ledger Technology industry; and
    Regulatory developments, particularly those affecting cryptocurrency.

  Additionally, in recent years the stock market in general, has experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those company’s common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

  THE REGULATION OF PENNY STOCKS BY THE SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

  We are a “penny stock” company, as our stock price is less than $5.00 per share. If we are able to obtain an exchange listing for our stock, we cannot make an assurance that we will be able to maintain a stock price greater than $5.00 per share and if the share price was to fall to such prices, that we wouldn’t be subject to the Penny Stocks rules. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited stockholders. For purposes of the rule, the phrase “accredited stockholders” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

  In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

  Stockholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

  WE ARE A REPORTING COMPANY

  We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, due to the effectiveness of our Registration Statement on Form 10 under Section 12(g) which became effective. As a result, stockholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. As a result, we will be subject to legal and accounting expenses that private companies are not subject to and this could affect our ability to generate operating income.

  WE HAVE NOT IDENTIFIED ANY OTHER VENTURES IN WHICH WE MAY INVEST IN A VENTURE.

  We have only loaned money to one company, Meshworks Media Corporation, (and that loan has been assigned) and it may take time to find other ventures, none of which are identified.

  RISK FACTORS RELATED TO CRYPTOEQUITY

  AND DISTRIBUTIVE LEDGER TECHNOLOGY

  The further development and acceptance of cryptocurrency networks (AND DISTRIBUTIVE LEDGER TECHNOLOGY UPON WHICH IT RELIES), which represents a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital currency systems may adversely affect our business.

  Digital currencies may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry. The growth of the digital currency industry in general, and in particular the Bitcoin industry, Ethereum industry, and Litecoin industry, are subject to a high degree of uncertainty. The factors affecting the further development of the digital currencies industry, as well as the Bitcoin, Ethereum and Litecoin industries, include:

    Continued worldwide growth in the adoption and use of Bitcoins, Ethereum, and Litecoins, and other cryptocurrency;
    Government and quasi-government regulation of Bitcoin, Ethereum, and Litecoin, and other cryptocurrency and their use, or restrictions on or regulation of access to and operation of cryptocurrency networks and system;
    The maintenance and development of the open-source software protocol of various cryptocurrency networks;
    The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and
    General economic conditions and the regulatory environment relating to digital currencies.

  A decline in the popularity or acceptance of the Bitcoin Network, Ethereum Network, or Litecoin Network could adversely affect our business plan and an investment in us.

  Currently, there is relatively small use of cryptocurrency in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect OUR ABILITY TO DEVELOP BUSINESS IN DISTRIBUTIVE LEDGER TECHNOLOGY WHICH IS OFTEN TIED TO CRYPTO CURRENCIES.

  As relatively new products and technologies, cryptocurrency has only recently become widely accepted as a means of payment for goods and services by many major retail and commercial outlets and use of cryptocurrency by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of cryptocurrency demand is generated by speculators and investors seeking to profit from the short- or long-term holding of cryptocurrency. A lack of expansion by cryptocurrency into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of cryptocurrencies, either of which could adversely impact the clients that we may service, and in turn affect our business plan and outcomes. It may restrict development of distributed ledger technology.

  Intellectual property rights claims may adversely affect the operation of cryptocurrency networks AND DISTRIBUTE LEDGER TECHNOLOGY.

  Third parties may assert intellectual property claims relating to the holding and transfer of digital currencies and their source code, including Distributed Ledger Technology. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in cryptocurrency networks’ long-term viability or the ability of end-users to hold and transfer cryptocurrency may adversely affect an investment in us. Additionally, a meritorious intellectual property claim could prevent us, our ventures, and other end-users from accessing cryptocurrency networks. As a result, an intellectual property claim against us or other large cryptocurrency network participants could adversely affect an investment in us.

  The cryptocurrency exchanges on which cryptocurrency trade are relatively new and, in most cases, OPERATED IN AN unregulated MANNER and may therefore HAVE BEEN more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that the cryptocurrency exchanges representing a substantial portion of the volume in cryptocurrency trading are involved in fraud or experience security failures or other operational issues, such cryptocurrency exchanges’ failures may adversely affect OUR PARTICIPATION IN THE INDUSTRY.

  The cryptocurrency exchanges on which cryptocurrency trade are new and, in most cases, operated as unregulated (even though the SEC and CFTC has now strongly asserted regulatory oversight). Furthermore, many cryptocurrency exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. These potential consequences of a cryptocurrency exchange’s failure could reduce the demand and use of cryptocurrency, reduce the value of cryptocurrency, and/or adversely affect an investment in us.

  Over the past four years, many cryptocurrency exchanges have been closed due to fraud, failure, or security breaches. Cryptocurrency relies entirely on distributive ledger technology for trades and its asserted legitimacy.

  A lack of stability in the cryptocurrency exchange market and the closure or temporary shutdown of cryptocurrency exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency networks and result in greater volatility in cryptocurrency value. These potential consequences of cryptocurrency exchange failures could adversely affect an investment in our company.

  Political or economic crises AND REGULATION may motivate large-scale sales of cryptocurrency, which could result in a reduction in cryptocurrency valueS and adversely affect OUR BUSINESS.

  As an alternative to fiat currencies that are backed by central governments, digital currencies such as Bitcoin, Ethereum, and Litecoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of Bitcoins, Ethereum, or Litecoins, either globally or locally. Large-scale sales of Bitcoins, Ethereum, or Litecoins, would result in a reduction in the respective cryptocurrency value or failures of cryptocurrencies, in part, and could adversely affect an investment in us.

  ITEM 1B. UNRESOLVED STAFF COMMENTS.

  None.

  ITEM 2. PROPERTIES.

  REAL ESTATE.

  None.

  OIL AND GAS.

  None.

  PATENTS.

  None.

  ITEM 3. LEGAL PROCEEDINGS.

  We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

  ITEM 4. MINE SAFETY DISCLOSURE.

  Not applicable.

  PART II

  ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

  Our common stock is currently quoted on the OTC QB under the symbol “BEGI”. Because we are quoted on the OTC QB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

  International Hedge Group, Inc. (“IHG”), our parent company, contracted to acquire 95% of our outstanding stock in January 2016 and closed on the purchase in summer of 2016. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the legal ability and mission to do loan-based funding of start-up and developed business ventures using its stock for private placement or public offerings. IHG and BlackStar are managed and controlled by the same individuals, but IHG may seek its funding from different and as yet, undetermined sources, with funding structures of different natures.

  The following table sets forth the high and low bid quotations for our common stock as reported on the OTC QB for the periods indicated.

Fiscal 2017	Low	High
First Quarter – ended March 31, 2017	$.40	$.55
Second Quarter – ended June 30, 2017	$.70	$1.25
Third Quarter – ended September 30, 2017	$.45	$.85
Fourth Quarter – ended December 31, 2017	$.55	$10.00

Fiscal 2016	Low	High
First Quarter – ended March 31, 2016	$.05	$.06
Second Quarter – ended June 30, 2016	$.04	$.03
Third Quarter – ended September 30, 2016	$.04	$.55
Fourth Quarter – ended December 31, 2016	$.35	$1.15

  Holders.

  As of December 31, 2017, there are approximately 373 record holders of 52,000,000 shares of our common stock.

  Dividends.

  As of the filing of this Form 10-K, we have not paid any dividends to stockholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Delaware General Corporation Laws, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

  Class A Preferred Super Majority Voting Convertible Stock

  The Certificate of Incorporation of the Company authorizes the issuance of up to ten million (10,000,000) shares of Preferred Stock, $0.001 par value per share (herein, “Preferred Stock” or “Preferred Shares”), and expressly vests in the Board of Directors of the Company the authority provided therein to issue any or all of the Preferred Shares in one (1) or more Class or classes and by resolution or resolutions to establish the designation and number and to fix the relative rights and preferences of each Class to be issued. The Board authorized One Million (1,000,000) of the Ten Million (10,000,000) authorized shares of Preferred Stock of the Company to be designated Class A Preferred Convertible Stock, $0.001 par value per share, and shall possess the rights and preferences set forth below:

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

  Liquidation / Merger Preference.

  (a)       So long as a majority of the shares of Class A Preferred authorized are outstanding, the Company will not, without the written consent of the holders of at least 51% of the Company’s outstanding Class A Preferred, either directly or by amendment, merger, consolidation, or otherwise: (i) liquidate, dissolve or wind-up the affairs of the Company, or effect any Liquidation Event; (ii) amend, alter, or repeal any provision of the Certificate of Incorporation or Bylaws in a manner adverse to the Class A Preferred (iii) create or authorize the creation of, or issue any other security convertible into or exercisable for, any equity security, having rights, preferences or privileges senior to the Class A Preferred, or (iv) purchase or redeem or pay any dividend on any capital stock prior to the Class A Preferred, other than stock repurchased from former employees or consultants in connection with the cessation of their employment/services.

  (b)       In the event of any liquidation, merger, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Class A Preferred Convertible Stock (each a “Holder” and collectively the “Holders”) shall be entitled to receive, prior in preference to any distribution to Junior Securities, an amount per share equal to $.01 plus any allocable and due dividends per share.

  (c)       Upon the completion of the distribution required to Class A holders, if assets remain in the Company, they shall be distributed to holders of Junior Securities in accordance with the Company's Certificate of Incorporation including any duly adopted Certificate(s) of Designation.

  Conversion Rights:

  The Holders of the Class A Preferred Convertible Stock shall, individually and collectively, have the right to convert all of their Class A Preferred Convertible Stock, in one transaction, by electing, in writing, to convert the 1,000,000 shares of Class A Preferred Stock into shares of Common Stock of the Company, on the basis of 100 common shares for each share of Class A Preferred Stock, subject to adjustment

  Adjustment to Conversion Rate. The conversion price will be subject to adjustments for stock dividends,

  splits, combinations and similar events and to Adjustment Due to Merger, Consolidation, Etc. If, prior to the conversion of all Class A Preferred Convertible Stock, there shall be any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Common Stock of the Company shall be changed into the same or a different number of shares of the same or another class or classes of stock or securities of the Company or another entity or there is a sale of all or substantially all the Company’s assets, then the Holders of Class A Preferred Convertible Stock shall thereafter have the right to receive upon conversion of Class A Preferred Convertible Stock, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore issuable upon conversion, such stock, securities and/or other assets (“New Assets”) which the Holder would have been entitled to receive in such transaction had the Class A Preferred Convertible Stock been convertible into New Assets from the date hereof, at the market price of such New Assets on the date of conversion, and in any such case appropriate provisions shall be made with respect to the rights and interests of the Holders of the Class A Preferred Convertible Stock to the end that the provisions hereof (including, without limitation, provisions for the adjustment of the conversion price and of the number of shares of Common Stock issuable or New Assets deliverable upon conversion of the Class A Preferred Convertible Stock) shall thereafter be applicable, as nearly as may be practicable in relation to any securities thereafter deliverable upon the exercise here.

  Redemption by Company. The Company may, at its sole discretion redeem all or any portion of the Class A Preferred Convertible Stock by paying in cash by wire transfer the stated value of US $50.00 per share, plus all accrued and unpaid dividends on the Class A Preferred Convertible Stock to be redeemed, to the Holder pursuant to the Holder’s written instructions. The Holders may convert Class A Preferred Convertible Stock into Common Stock of the Company until such cash has been transmitted to the Holder, at which time conversion rights shall cease and the Holder shall surrender all redeemed Class A Preferred Certificates to the Company for cancellation.

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

  Securities Authorized for Issuance Under Equity Compensation Plans.

  None.

  Recent Sales of Unregistered Securities.

  We have sold securities in the past 2 years without registering the securities under the Securities Act of 1933 as shown in the following summaries:

  2018

  On February 5, 2018, the Company completed an unregistered private placement offering of units in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company raised $165,000 through the sale of restricted units at $0.50 each, with each unit consisting of one (1) share of restricted common stock of BlackStar Enterprise Group, Inc. (“BlackStar”), one (1) warrant exercisable into one (1) Digital Equity of BlackStar, (subject to and effective upon a registration statement) and one (1) warrant to purchase one (1) share of Crypto Equity Management Corp. (“CEMC”) at $10.00 per share.

32

  2017

  On September 27, 2017, the Board of Directors approved the issuance of 16,320,000 shares of restricted common stock underlying warrants exercised on June 14, 2017. The warrants were issued to purchase up to 17,000,000 shares of restricted common stock at $0.05 per share and were exercised on a cashless basis, netting 16,320,000 shares of restricted common stock.

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

  2016

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

  Exemption from Registration Claimed

  Sales and issuances by us of the unregistered securities listed above were made by us in reliance upon Rule 506 of Regulation D to the individuals listed above. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to us and our management, through pre-existing business relationships, as long-standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. Each purchaser made written representation under Rule 506 of Regulation D, including net worth and sophistication. We required written representation that each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he/she was capable of evaluating the merits and risks of the prospective investment, and the issuer reasonably believed (based on written representations) immediately prior to making any sale that the purchaser came within this description.

  Shares or Warrants Issued for Compensation or Services

  Since January 1, 2014 through December 31, 2017, we have issued shares and Warrants of our common stock in exchange for services to the individuals and the amounts set forth below.

William Brand (1)	250,000 shares of common stock
Shelly D. Williams (2)	162,579 shares of common stock
M.A. Littman	800,000 Warrants exercisable @ $0.05 per share for $20,000 receivable waiver

  MATERIAL RELATIONSHIPS

(1)	Former Director/Officer

(2)	Non-Executive Secretary
33

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

  ISSUER PURCHASES OF EQUITY SECURITIES

  We did not repurchase any shares of our common stock during the year ended December 31, 2017, however, on September 29, 2017, International Hedge Group, Inc. (our parent company) retired 17,420,000 shares to treasury and exercised warrants.

  ITEM 6. SELECTED FINANCIAL DATA.

  Not applicable.

  ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Forward-Looking Statements and Associated Risks.

  This form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

  Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2017, we had an accumulated deficit totaling $3,109,953. This raises substantial doubts about our ability to continue as a going concern.

  Plan of Operation

  We intend to expend funds over the next four quarters as follows:

1st Quarter 2018	- Ventures	- $250,000
	- Operations	- $50,000

2nd Quarter 2018	- Ventures	- $250,000
	- Operations	- $50,000

3rd Quarter 2018	- Ventures	- $250,000
	- Operations	- $50,000

4th Quarter 2018	- Ventures	- $250,000
	- Operations	- $50,000

  Our Budget for operations in the next year is as follows:

Working Capital – Ventures	$1,000,000
Legal, Audit and Accounting	$100,000
Fees, rent, travel and general & administrative expenses	$100,000
$1,200,000

  The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

  Based on our current cash reserves of approximately $52,000 as of March 15, 2018, we have the cash for an operational budget of three months.  We intend to offer a private placement of stock or convertible Notes to investors in order to achieve $1,200,000 in funding in the next year. We intend to commence this offering in late Spring of 2018. If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

  The independent registered public accounting firm’s report on our financial statements as of December 31, 2017, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

  While our cash reserves were only $52,000 in March 2018, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. Our estimates were that $24,000 was adequate for these items for the last quarter of 2017. We have estimated $50,000 per quarter in 2018 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In early 2018, we completed a private placement of units for $165,000 which increased our working capital.

  We received the funding to loan the monies to our first borrower company, Meshworks Media Corporation, from our parent, IHG, in the form of two loans to BlackStar for a total of $500,000. The notes are three-year notes payable at 6% interest per year.

  MATERIAL TERMS OF OUR LOANS TO MESHWORKS MEDIA CORPORATION

  Meshworks Media Corporation (“Meshworks”) borrowed $250,000 from BlackStar Enterprise Group, Inc. on November 1, 2016, bearing Interest at the annual rate of 12 % and a second loan was made for $250,000 in January 2017, with the following material terms:

  1. Payment. Commencing January 2, 2017, the venture shall issue payments to the lender(s) equal to 15% of the previous months’ revenue and said revenue payments, of principal and interest, shall continue thereafter, to be issued on the first day of each month, until the principal and interest have been paid in full to the lender(s) but in no case, later than January 1, 2019 (“Maturity Date”) when any unpaid principle and interest shall be due in full.

  2. Security. The Note is secured to us by a security agreement covering all of Meshworks' assets and revenues.

  3. Additional Consideration. We received, as additional consideration, 2 shares of Series B Convertible Preferred stock (Series B Stock) for each one dollar ($1.00) loaned to Meshworks. After repayment of the loan but no later than February 1, 2019 the Series B Stock, which we own is to receive dividends from profit based on 15% of the previous months’ revenue which will continue until such time as we have received distributions equal to the full amount of the loan. At that point, the Series B Preferred shall automatically convert to common stock of Meshworks at the rate of one share of common for each share of preferred converted. Until such time as all dividends have been paid, Meshworks shall not pay any dividends to or on its outstanding common stock.

  Our Meshworks loan met our lending criteria as follows:

  Meshworks had spent over $1,000,000 in investment in its software.
  Meshworks had generated over $800,000 in income in prior years.
  Meshworks has a software product that appears to be at the forefront to serve the real estate industry, with potential for a) repayment of the loan, and b) potential for equity participation in the venture.

  As a result of our Agreement to settle debt we no longer have any loans to companies and we do not intend to make loans in the future. Under our revised business plan, we will control all of our business ventures until divestiture, spin-off, or liquidation.

  Results of Operations

  We had minimal operations and no revenues in 2016, incurring $91,138 in expenses resulting in a loss of ($1,154,285) for the year ended December 31, 2016. In 2017, we achieved capital of $90,000, in our efforts to recapitalize the Company. We had no revenues during the year ended December 31, 2017. Due to startup and administrative expenses, stock issuances, warrant expenses of $70,000 and consulting fees, we incurred a loss of ($116,138) for the period.

  We had income (gain) on settlement of debt for the year ended December 31, 2017, or $132,500, which resulted in a net loss for the period of ($116,138) or ($0.01) per share. For the year ended December 31, 2016, we had a net loss of ($1,154,285)

  Liquidity and Capital Resources.

  Our total assets were $180,307 as of December 31, 2017, consisting of cash of $34,454 and other assets. By comparison, our total assets were $265,604 as of December 31, 2016. Our current liabilities as of December 31, 2017 and 2016, respectively, totaled $21,907 and $161,066, which is comprised of accounts payable of $3,407 and $1,066, notes payable of $0 and $0, to related parties, loan payable of $0 and $0, and accrued interest payable of $0 and $0.

  We intend to attempt to raise capital through several sources: a) partner venture funds, b) private placements of our stock, c) loans from our parent, IHG.

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

  Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $3,109,953 as of December 31, 2017 and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

  Financing Activities

  On September 27, 2017, the Board of Directors approved the issuance of 16,320,000 shares of restricted common stock underlying warrants exercised on June 14, 2017. The warrants were issued to purchase up to 17,000,000 shares of restricted common stock at $0.05 per share and were exercised on a cashless basis, netting 16,320,000 shares of restricted common stock.

  On July 3, 2017, in consideration for $30,000, BEGI sold 100,000 units, each unit consisting of one share of restricted common stock and one warrant to purchase common stock, in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act..

  On January 25, 2016, the Company received and agreed to a purchase of its common stock from International Hedge Group, Inc. (IHG) to purchase a 95% controlling interest in the Company. At the closing, IHG was to provide the Company with a promissory note in the amount of $200,000 payable over a 180-day period in increments as the buyer is able to achieve funding. As at the date of this 10-K, the Company has received $200,000 in cash.

  During the year ended December 31, 2016, the Company received $200,000 in private placement subscriptions for the Company’s common stock and issued 44,400,000 shares of common stock and 1,000,000 shares of preferred stock. During the year ended December 31, 2016, the Company issued 1,312,549 to consultants for services rendered and in exchange for debt, with the shares valued at $52,504.

  During the year ended December 31, 2016, the Company received $216,580 in shareholder contributions to be used in the Company’s regular activities. As of December 31, 2016, the Company has used these proceeds on the Company’s operations and purchases.

  Investing Activities

  The Company used $105,000 in investing activities for the year ended December 31, 2017, with $0 going to fixed assets and $105,000 being used on Notes Receivable.

  Operating Activities

  During the year ended December 31, 2017, the Company used cash in the amount of $113,221 in operating activities, compared to $1,296,670 over the previous year. The increased operating expenses are due to the Company’s startup of operations.

  Off Balance Sheet Arrangements

  None

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  BLACKSTAR ENTERPRISE GROUP, INC.

  FINANCIAL STATEMENTS

  For the years ended December 31, 2017 and 2016

  Report of Independent Registered Public Accounting Firm

  To the shareholders and the board of directors of Blackstar Enterprise Group, Inc.

  Opinion on the Financial Statements

  We have audited the accompanying balance sheets of Blackstar Enterprise Group, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

  Basis for Opinion

  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

  We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

  Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

  Substantial Doubt about the Company’s Ability to Continue as a Going Concern

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ BF Borgers CPA PC

  BF Borgers CPA PC

  We have served as the Company's auditor since 2016.

  Lakewood, CO

  March 29, 2018

BLACKSTAR ENTERPRISE GROUP, INC.
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS

Current assets
Cash	$34,454	$14,175
	—	—
Total current assets	34,454	14,175

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(806)	(230)
Total fixed assets	853	1,429

Other assets
Notes receivable	145,000	250,000
Total other assets	145,000	250,000

Total Assets	$180,307	$265,604

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,407	$1,066
Loan payable - related party	18,500	150,000
Total current liabilities	21,907	151,066

Stockholders' Equity (Deficit)
Preferred stock, 10,000,000 shares authorized
with $0.001 par value. 1,000,000 and Nil
shares issued and outstanding respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.001 par value. 52,000,000 and 55,825,000
issued and outstanding at each period respectively	52,000	55,825

Additional paid in capital	1,725,353	1,691,528
Subscription offering receipts	60,000	—
Additional paid in capital - warrants	1,430,000	1,360,000
Accumulated deficit	(3,109,953)	(2,993,815)
Total Stockholders' Deficit	158,400	114,538

Total Liabilities and Stockholders' Deficit	$180,307	$265,604

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,

	2017	2016

REVENUE	$—	$—
Cost of revenues	—	—
GROSS PROFIT	—	—

Operating Expenses:
Consulting fees	—	6,250
Depreciation	575	230
Legal and professional	39,580	31,190
Management consulting	25,000	30,000
General and administrative	25,983	21,937
Total operating expenses	91,138	89,607

Income (loss) from operations	(91,138)	(89,607)

Other income (expense)
Gain on debt settlement	—	270,822
Warrant expense	(70,000)	(1,328,000)
Interest income/(expense)	45,000	(7,500)
Other income (expense) net	(25,000)	(1,064,678)

Income (loss) before provision	(116,138)	(1,154,285)
for income taxes

Provision (credit) for income tax	—	—

Net income (loss)	$(116,138)	$(1,154,285)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.10)

Weighted average number of
common shares outstanding	19,220,608	11,112,421

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock			Preferred Stock				Common
		Amount			Amount		Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001	Par)	Shares	($0.001	Par)	Capital	Subscribed	Deficit	Deficit

Balances - December 31, 2015	11,112,421	$11,112		—	—		$1,484,737	$—	$(1,839,530)	$(343,681)

Shares cancelled	(1,000,000)	(1,000)		—	—		1,000	—	—	—
Shares exchanged for debt	1,312,549	1,313		—	—		51,191	—	—	52,504
Shares issued for cash	44,400,000	44,400		1,000,000	1,000		154,600	—	—	200,000
Warrants issued	—	—		—	—		1,328,000	—	—	1,328,000
Warrants issued for debt	—	—		—	—		32,000	—	—	32,000
Net loss for the year	—	—		—	—		—	—	(1,154,285)	(1,154,285)
Balances - December 31, 2016	55,824,970	55,825		1,000,000	1,000		3,051,528	—	(2,993,815)	114,538

Shares cancelled	(3,825,000)	(3,825)		—	—		3,825	—	—	—
Adjust to transfer agent list	30	—		—	—		—	—	—	—
Warrants exercised	16,320,000	16,320		—	—		—	—	—	16,320
Shares surrendered	(16,320,000)	(16,320)		—	—		—	—	—	(16,320)
New shares issued	100,000	100		—	—		29,900	—	—	30,000
Shares surrendered	(100,000)	(100)		—	—		100	—	—	—
Warrants issued	—	—		—	—		70,000	—	—	70,000
Subscriptions received	—	—		—	—		—	60,000	—	60,000
Net loss for the year	—	—		—	—		—	—	(116,138)	(116,138)
Balances - December 31, 2017	52,000,000	$52,000		1,000,000	$1,000		$3,155,353	$60,000	$(3,109,953)	$158,400

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$(116,138)	$(1,154,285)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	576	230
Changes in operating assets and liabilities	—	—
Increase/(Decrease) in accounts payable	2,341	(25,357)
Increase/(Decrease) in accrued expenses	—	(67,258)
(Decrease) in Advances	—	(50,000)
	—	—
NET CASH USED IN OPERATING ACTIVITIES	(113,221)	(1,296,670)

CASH FLOWS USED IN INVESTING ACTIVITIES
Increase in Fixed Assets	—	$(1,659)
Increase in Notes Receivable - Related party	(145,000)	—
Increase (Decrease) in Notes Receivable	250,000	(250,000)
NET CASH USED IN INVESTING ACTIVITIES	105,000	(251,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable retired	—	(200,000)
Notes payable related party increased/(decreased)	(131,500)	150,000
Sale of Common Stock	30,000	251,504
Sale of Preferred Stock	—	1,000
Common Stock Subscribed	60,000	—
Paid in Capital Warrants	70,000	1,360,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,500	1,562,504

Net Increase (Decrease) In Cash	20,279	14,175

Cash At The Beginning Of The Period	14,175	—

Cash At The End Of The Period	$34,454	$14,175

Schedule of Non-Cash Investing and Financing Activities

Debt and accrued interest exchanged for common stock	$317,258	$—
	$—	$—

Supplemental Disclosure

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

  BLACKSTAR ENTERPRISE GROUP, INC.

  NOTES TO FINANCIAL STATEMENTS

  DECEMBER 31, 2017

  NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

  BlackStar Enterprise Group, Inc. (the Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. (“NPI08”). In January 2010, NPI08 acquired an ownership interest in Black Star Energy Group, Inc., a Colorado Corporation. BlackStar Energy then merged into NPI08, with NPI08 being the surviving entity. Concurrently, NPI08 changed its name to BlackStar Energy Group, Inc. On January 25, 2017, International Hedge Group, Inc. signed an agreement to acquire a 95% interest in the Company. The name was changed to BlackStar Enterprise Group, Inc. in August of 2017.

  The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant bank as at the date of these financial statements. It currently trades on the Pink Sheets under the symbol “BEGI”.

  The Company’s fiscal year end is December 31st. The Company’s financial statements are presented on the accrual basis of accounting.

  NOTE 2 – GOING CONCERN

  The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2017 and the years ended December 31, 2016 and 2015, the Company has generated no revenues capable of sustaining its operations but has incurred losses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  Fair values of Financial Instruments

  The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value.

  Level 1: Valuation is based on quote prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources to market transactions involving identical assets or liabilities.

  Level 2: Valuation is based on observable inputs other than Level I prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted price that are traded less frequently than exchange-traded instruments.

  Level 3: Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted ash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value equities significant management judgment or estimation. This category generally includes certain private equity investments and long-term derivative contracts.

  The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2017, the Company does not have any assets or liabilities which could be considered Level 2 or 3 in the hierarchy.

  The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower—of-cost-or—market accounting or write-downs of individual assets. There were no such adjustments through the years ended December 31, 2017.

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

  Stock-based Compensation

  The Company accounts for stock-based compensation issued to employees based on FASB accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the FASB accounting standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company currently has no stock-based compensation plan in place.

  Advertising and Promotional Costs

  Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses totaled $1,323 and $905 for the years ended December 31, 2017 and 2016, respectively.

  Comprehensive Income (Loss)

  Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments in investments in foreign subsidiaries and unrealized gains (losses) on available-for—sale securities. From our inception, there have been no differences between our Comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the years ended December 31, 2017 and 2016.

  NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

  During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. This equipment is being depreciated over a three-year life and the Company has recorded a depreciation expense of $575 for the current year.

  NOTE 5 – NOTE RECEIVABLE

  During the month of October 2016, the Company identified a target company in which management felt it would be beneficial to invest. The target company was looking for an aggregate investment of $2,500,000, of which the Company agreed to provide $500,000 and to provide assistance in raising the remaining $2,000,000.

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

  On August 25, 2016, the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at December 31, 2017, there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

  As at December 31, 2017, the total number of common shares outstanding was 52,000,000. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016, the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company.

  During the quarter ended December 31, 2016, the Company issued 1,322,579 shares of its common stock to satisfy certain accounts payable and notes payable plus accrued interest. The stock was valued at $0.04 per share which valued the total debt relief at $52,903. The debts discharged in these transactions were valued at $335,072. These transactions were with unrelated parties giving the Company a net gain of $282,569 as gain on debt relief.

  During the quarter ended September 30, 2016, the Company issued 34,000,000 warrants for the purchase of its common stock at $0.05 per share. Using the Black-Scholes valuation model the Company assigned a value of $1,360,000 to these warrants. The Company recorded an expense of $1,328,000 on the operating statement for the quarter ended September 30, 2016. The Company also used 800,000 of these warrants to satisfy an account payable to a service provider. The value of the debt discharged in this transaction was $20,253. This transaction was with an unrelated party giving the Company a net loss of $11,747 on the debt relief. Total net gain on all debt relief transactions was $270,822.

  During the quarter ended September 30, 2017, the Company sold 100,000 shares of its common stock at a price of $0.30. Each of the shares sold had a warrant to purchase one additional share for $0.70 with an exercise period of 5 years. Using the Black-Scholes valuation model the Company assigned a value of $70,000 to these warrants. The Company recorded an expense of $70,000 on the operating statement for the quarter ended September 30, 2017. Concurrently, with the sale of these shares, International Hedge Group, the majority stockholder of the Company, surrendered 100,000 of its shares.

  In December of 2017, the Company began a private placement program to raise additional funds for the operations of the Company. At the end of December 2017, the Company had received $60,000 in subscriptions for this offering. The offering is explained in greater detail in the footnote: PRIVATE OFFERING.

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

  As at December 31, 2017, the Company has not received any further notifications with respect to any exercise of any outstanding warrants.

Warrant table

		Issue	Shares under	Exercise	Remaining
	Date	Life	Warrant	Price	Life
Balance at	December 31, 2015		—	—	—
Granted	August 30, 2016	3.00	34,000,000	$0.05	1.66
Exercised	June 14, 2017		(17,000,000)	$—
Issued	July 5, 2017	5.00	100,000	$0.70	4.21
Expired			—	$—	—
Balance at	December 31, 2017		17,100,000		1.67

  NOTE 8 – INCOME TAXES

  A reconciliation of the provision for income taxes at the United States federal statutory rate of 34% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

Income tax valuation allowance

	December 31	December 31,	December 31,
	2017	2016	2015
Net loss before income taxes	$(116,138)	$(1,154,285)	$(15,000)
Adjustments to net loss
Warrant expense	—	1,328,000	—
Gain on exchange of debt for stock	—	(270,822)	—
Net taxable income (loss)	(116,138)	(97,107)	(15,000)
Income tax rate	39%	39%	39%
Income tax recovery	45,295	37,870	5,850
Valuation allowance change	(45,295)	(37,870)	(5,850)
Provision for income taxes	$—	$—	$—

  The significant components of deferred income tax assets at December 31, 2017, December 31, 2016 and 2015 are as follows:

Components of deferred income tax assets

	December 31,	December 31,	December 31,
	2017	2016	2015
Net operating loss carryforward	$213,245	$97,107	$—

Valuation allowance	(213,245)	(97,107)	—

Net deferred income tax asset	$—	$—	$—

  As of December 31, 2017, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of the accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2015 and 2014, and no interest or penalties have been accrued as of December 31, 2017. As of December 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

  As at December 31, 2017, the current management of the Company has been unable to ascertain when the last corporation income tax returns were filed. As at December 31, 2017, the Company is current in its tax filing obligations for the years under control by the new management. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

  NOTE 9 – LOAN PAYABLE

  As of the quarter ended September 30, 2017, International Hedge Group, the holder of a majority of the common stock and all of the preferred stock of the Company has advanced a total of $440,500 to the Company. During the quarter ended September 30, 2017, the Company made repayments in the amount of $22,000. On September 27, 2017 the Company entered into an Agreement with International Hedge Group to effect an exchange of this Loan Payable in the amount of $400,000 and a Note Receivable in the amount of $145,000 for the Note Receivable and accrued interest from MeshWorks Media Corp. in the amount of $545,000. Further details can be seen in Note 5 of these financial statements.

  This loan is not secured, bears no interest, is not documented in writing and is payable on demand of the lender.

  NOTE 10 – OTHER EVENT

  On September 30, 2017, the Company formed a wholly-owned subsidiary corporation, Crypto Equity Management Corp (“CEMC”) in the state of Colorado. The Company intends to use CEMC to pursue business opportunities in cryptocurrency sphere.

  NOTE 11 – PRIVATE OFFERING

  In December of 2017, the Company initiated a private offering to raise additional funds. A summary of this offering is as follows:

  The offering is a maximum of 1,000,000 units at $0.50 per unit. Each unit consists of 1 common share of BlackStar Enterprise Group, Inc. (BlackStar), 1 warrant exercisable into 1 Coin of BlackStar, (coins effective upon a registration statement) and 1 right to purchase 1 share of Crypto Equity Management Corp. at $10.00 per share. The units offered hereby are not registered and the underlying stock and coin will be restricted under Rule 144 as to resale unless made effective by registration with the SEC, or another exemption is made available under the Securities Act of 1933. The Company reserves the right to accept an additional 1,000,000 units.

  Management intends that the BlackStar Coin be treated as a SAFE (Simple Agreement for Future Equity) contract. The terms and conditions of this contract are yet to be determined by the Company. It is considered to be a derivative equity instrument that, at present, has no value due to not being defined by any terms or conditions. Management hereby declares that the BlackStar Coin in not intended to be a crypto currency as commonly understood since it will, at some future time.

  Management has researched and has found no definitive means for valuing the “BlackStar Coin”. First; the coin is not yet in existence, second; it is considered a tier 3 asset which relies on secondary sources of valuation which, at this time are not viable. The Internal Revenue Service in their Notice 2014-21 states “Virtual currency that has an equivalent value in real currency, or that acts as a substitute for real currency, is referred to as ‘convertible’ virtual currency.”

  The essence of the Notice 2014-21 is that the Internal Revenue Service deems that a virtual currency transaction is subject to the United States income tax laws in much the same manner as the “barter clubs” in the past. This means that the holder must necessarily maintain records of the acquisition costs in USD and the fair market value of the goods or services acquired by the expenditure of the virtual currency. With this information the taxpayer calculates a gain or a loss on the transaction in the normal manner.

  The Accounting Standards Board has convened a committee to investigate and promulgate reporting requirements with respect to the virtual currency situation. As of the date of these financial statements there has been no such pronouncement made.

  Given that the coins have not been issued and that there is no stock issued in Crypto Equity Management Corp, causing the warrants for such stock to have no value per the Black-Scholes valuation model, management has determined that the full exercise price of $0.50 be applied to the shares of BlackStar Enterprise Group, Inc. using the capital stock and paid in capital reporting as is customarily reported.

  As at December 31, 2017, the Company had received a total of $60,000 in exchange for 120,000 units of this offering. The Company stock will be issued upon the earlier of full sale of all units or December 29, 2018.

  NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Year Ended
	December 31,

	2017	2016

Advertising and promotion	—	905
Automobile	—	132
Bank charges	250	166
Clerical services	1,275	6,564
Continuing education	218	—
Investor relations	1,323	—
Meals and entertainment	292	687
Office expense	279	1,448
Corporate registration	12,500	—
Filing fees	3,800	5,237
Rent	1,572	—
Transfer Agent	2,627	4,786
Telephone	1,433	—
Travel	(36)	1,838
Website	450	174
	$25,983	$21,937

  NOTE 12 - SUBSEQUENT EVENTS

  As at the date of the filing of these financial statements management has determined that there are no events requiring reporting.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

  ITEM 9A. CONTROLS AND PROCEDURES.

  EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

  In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

  This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

  We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

  Our Management's assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  It is Management's responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company's management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

  Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year and has determined several weaknesses and has determined that its internal controls have not been effective due, in part, to lack of full-time financial accounting professionals.

  Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an affect on our Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

  We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

  Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our Company may encounter in the future.

  Due to insufficient funds during the year ended December 31, 2017, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

  Item 9B. Other Information.

  None.

  PART III

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

  The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 15, 2018.

Name	Age	Position

John Noble Harris	71	Chief Executive Officer and Director
Joseph E. Kurczodyna	64	Chief Financial Officer and Director
Todd H. Lahr (1)	57	Former President and Former Director

(1)	Resigned as an Officer and Director of BlackStar Enterprise Group, Inc. as of February 8, 2017

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

  BIOGRAPHICAL INFORMATION

  John Noble Harris, Chief Executive Officer and Director

  Mr. Harris began his career in the securities industry in 1971 with Newhart Cook & Co., a St. Louis based NYSE member firm.  Licensed both as a broker and principal, he ultimately managed brokerage offices for several regional NASD brokerage firms.  Since 1985, he has been self- employed as a business consultant and as a private investor. Mr. Harris brings to the Company experience in the public securities market.  Mr. Harris served as the president of Tombstone Technologies from 2005-2010 and eventually merged the public company with Hunt Global Resources.  In 2011, Mr. Harris became president of Rare Green, Inc., a private mineral exploration company. In 2014, Mr. Harris was one of the founders of International Hedge Group, Inc. (“IHG”). In 2016, IHG acquired 95% interest in BlackStar Enterprise Group, Inc.

  Joseph E. Kurczodyna, Chief Financial Officer and Director

  Working with various Commodity and Stock brokerage firms in Chicago and Denver Mr. Kurczodyna began his career in 1977 trading Bonds and T-Bill futures In the 1980’s, he focused on underwriting early stage companies.  As a principle with Mills Financial, a registered Broker Dealer with the SEC and NASD, he underwrote and syndicated the Western International Gold & Silver (WIGS) in 1984. In 1991, Mr. Kurczodyna purchased Mills Financial and was the firm’s President and General Principle. While leading Mills Financial, he underwrote and funded several private placements and IPO’s. In 1998, Mills was the lead underwriter for United Financial Mortgage Corp. (UFMC), which was eventually listed on the American Stock Exchange.  From 2004 to 2009, Mr. Kurczodyna was the CEO of Capital Merchant Bank LLC, an independent investment banker. From 2006-2008 he acted as the CFO and Director of OnMedia International. In 2009, Mr. Kurczodyna founded Patriot Mortgage Acceptance Corp. a private mortgage company. In 2014, Mr. Kurczodyna was one of the founders of International Hedge Group Inc.(IHG). In 2016, IHG acquired 95% interest in BlackStar Enterprise Group Inc.

  CONFLICTS OF INTEREST – GENERAL

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

  The members of the Board and management are also the Board and Management of our parent, International Hedge Group, Inc. (“IHG”) and have ownership and compensation through IHG. IHG will often be engaged by client borrowers of our Company to provide, consulting services, and such poses a risk of financial conflict to our Company.

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

  ANNUAL MEETING

  The annual meeting of stockholders is anticipated in the Fall of 2018 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

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

  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

  ITEM 11. EXECUTIVE COMPENSATION.

  Summary of Executives and Director Compensation Table

  The following table sets forth the compensation paid to our officers from the years ended December 31, 2017, 2016, and 2015.

  SUMMARY EXECUTIVES COMPENSATION TABLE

  In Dollars

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)(1)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris, CEO	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	3,000,000	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Joseph E. Kurczodyna, CFO	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	3,000,000	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Todd H. Lahr, Former President (2)	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	6,500,000	0	0	0	0
	2017	0	0	0	0	0	0	0	0

(1)	International Hedge Group, of which these persons are controlling parties, also own 1,350,000 Warrants to purchase @ $0.05 expiring August 2019.

(2)	Resigned as President of BlackStar Enterprise Group, Inc. on February 8, 2017.

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

  DIRECTOR COMPENSATION

  The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2015, 2016 and 2017:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris	2015	0	0	0	0	0	0	$0
	2016	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	$0

Joseph E. Kurczodyna,	2015	0	0	0	0	0	0	$0
	2016	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	$0

Todd H. Lahr,	2015	0	0	0	0	0	0	$0
Former Director (1)	2016	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	$0

(1)	Mr. Lahr resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017.

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

  Limitation on Liability and Indemnification

  We are a Delaware corporation. The Delaware General Corporation Laws (DGCL) provides that the articles of incorporation of a Delaware corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our company’ or our stockholders for monetary damages to the fullest extent provided by the DGCL.

  The DGCL provides that a Delaware corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation. Our articles of incorporation do not contain any such limitation.

  The DGCL provides that a Delaware corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

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

  EQUITY COMPENSATION PLAN INFORMATION

  Key Employees Stock Compensation Plan

  Effective December 1, 2016, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2017, we have granted no stock options to purchase any shares of our common stock under the Plan.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

·	each person who is known by us to be the beneficial owner of five percent (5%) or more of our common stock;

·	our executive officers, and each director as identified in the “Management — Executive Compensation” section; and

·	all of our directors and executive officers as a group.

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

  The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of March 15, 2018.

  OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants(5)(6)(7)

Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	30,140,000	58%	33,740,000	65%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Todd H. Lahr, Former President and Former Director (3)(4)(8)	33,980,000	65%	40,580,000	78%

Class A Preferred Convertible Stock	Todd H. Lahr, Former President and Former Director (3)(4)(8)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	30,140,000	58%	33,740,000	65%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common shares	All Directors and Executive Officers as a Group (2 persons) Common Shares	30,140,000	58%	33,740,000	65%

	All Directors and Executive Officers as a Group (2 persons) Preferred Shares	1,000,000	100%	N/A	N/A
48

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 52,000,000 common shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc.)

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and controlling International Hedge Group, Inc. and deemed beneficial owners.

(4)	International Hedge Group, Inc. (“IHG”), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as they jointly control IHG. IHG also controls voting of the Class A Super Majority Voting Preferred stock which votes 60% of the common at all times.

(5)	Assuming full exercise of all warrants (34,000,000).

(6)	Including warrants held by International Hedge Group, Inc., our parent, which are deemed beneficially owned by the other persons (Mr. Lahr, Mr. Harris & Mr. Kurczodyna).

(7)	Including other affiliate companies of Mr. Lahr, Mr. Harris and Mr. Kurczodyna.

(8)	Resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017 and as an Officer and Director of International Hedge Group, Inc. on February 9, 2017.

  GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants(5)(6)(7)
Common Stock	International Hedge Group, Inc. (4)	27,980,000	54%	29,330,000	56%

Class A Preferred Convertible Stock	International Hedge Group, Inc. (4)	1,000,000	100%	N/A	N/A

Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	30,140,000	58%	33,740,000	65%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Todd H. Lahr, Former President and Former Director (3)(4)(8)	33,980,000	65%	40,580,000	78%

Class A Preferred Convertible Stock	Todd H. Lahr, Former President and Former Director (3)(4)(8)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	30,140,000	58%	33,740,000	65%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 52,000,000 shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc.)

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and controlling International Hedge Group, Inc. and deemed beneficial owners.

(4)	International Hedge Group, Inc. (“IHG”), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as they jointly control IHG. IHG also controls voting of the Class A Super Majority Voting Preferred stock which votes 60% of the common at all times.

(5)	Assuming full exercise of all warrants (34,000,000).

(6)	Including warrants held by International Hedge Group, Inc., our parent, which are deemed beneficially owned by the other persons (Mr. Lahr, Mr. Harris & Mr. Kurczodyna).

(7)	Including other affiliate companies of Mr. Lahr, Mr. Harris and Mr. Kurczodyna.

(8)	Resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017 and as an Officer and Director of International Hedge Group, Inc. on February 9, 2017.

  Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next sixty days.

  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

  We adopted a Stock Option and Award Plan on December 1, 2016. We have authorized 10,000,000 shares of common stock to be available for the Plan. We have granted no options exercisable for shares of our common stock under the Plan.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, stockholders or any members of the immediate family of any of the foregoing had or are to have a direct or indirect material interest.

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

  Our Directors and Officers, listed below, who also control our parent International Hedge Group, Inc., own warrants of our Company granted in August 2016, which provide for an exercise price of $0.05 per share, and which expire in three years in August 2019, and provide for cashless exercise. The warrants were issued for services in reorganizing the Company and settling the debts of the Company.

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

  On September 29, 2017, International Hedge Group, Inc. retired 17,420,000 shares to treasury and exercised warrants. Messrs. Harris, Kurczodyna and Lahr exercised warrants on September 29, 2017, thereby changing their shareholdings as reflected below.

  The warrants are as follows:

Todd H. Lahr, Former President	3,250,000 – Expiry August 2019
John Noble Harris, CEO	1,5000,000 – Expiry August 2019
Joseph E. Kurczodyna, CFO	1,5000,000 – Expiry August 2019
International Hedge Group, Inc.	1,350,000 – Expiry August 2019

  In addition to those listed above, affiliates of the following shareholders which held warrants in BlackStar Enterprise Group, Inc. in the following amounts:

THL Holdings, LLC	Affiliate: Todd H. Lahr	2,000,000 Warrants
Rare Green, Inc.	Affiliate: John Noble Harris	750,000 Warrants
Patriot Mtg. Acceptance Corp.	Affiliate: Joseph E. Kurczodyna	750,000 Warrants

  In 2017, International Hedge Group Inc was paid $25,000 for their consulting services.  No further compensation arrangements exist at this time.

  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

  We incurred approximately $23,760 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2017. We incurred approximately $10,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2016.

  During the fiscal years ended December 31, 2017 and 2016, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

  PART IV

  Item 15. Exhibits, Financial Statement Schedules.

  The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3(i).1	Certificate of Incorporation of NPI08, Inc. – filed December 17, 2007 [1]
3(i).2	Certificate of Amendment of BlackStar Energy Group, Inc. – name change to BlackStar Enterprise Group, Inc. filed July 14, 2016 [1]
3(i).3	Certificate of Amendment filed August 25, 2016 [1]
3(i).4	Certificate of Correction filed August 25, 2016 [1]
3(i).5	Articles of Incorporation for Crypto Industry SRO Inc. [2]
3(ii).1	Bylaws of BlackStar Enterprise Group, Inc. [1]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 000-55730 on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated December 28, 2016, as amended.
[2]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated March 1, 2018.
52

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BLACKSTAR ENTERPRISE GROUP, INC.

/s/ John Noble Harris	March 29, 2018
John Noble Harris
(Chief Executive Officer/Principal Executive Officer)

/s/ Joseph E. Kurczodyna	March 29, 2018
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Noble Harris	March 29, 2018
John Noble Harris, Director

/s/ Joseph E. Kurczodyna	March 29, 2018
Joseph E. Kurczodyna, Director

