Form 10-Q
period 2018-03-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2018-05-14
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.

[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 7, 2018, there were 52,000,000 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS

Current assets
Cash	$24,695	$34,454
	—	—
Total Current assets	24,695	34,454

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(944)	(806)
Total fixed assets	715	853

Other assets
Notes receivable	145,000	145,000
Total other assets	145,000	145,000

Total Assets	$170,410	$180,307

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$187	$3,407
Loan payable - related party	18,500	18,500

Total current liabilities	18,687	21,907

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized
with $0.0001 par value. 1,000,000
shares issued outstanding respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 52,000,000 issued and
outstanding at each period respectively	52,000	52,000

Additional paid in capital	1,725,353	1,725,353
Additional paid in capital - warrants	1,430,000	1,430,000
Stock subscriptions received	165,000	60,000
Accumulated deficit	(3,221,630)	(3,109,953)
Total Stockholders' Equity	151,723	158,400

Total Liabilities and Stockholders' Equity	$170,410	$180,307

The accompanying notes are an integral part of these financial statements.
4

BLACKSTAR ENTERPRISE GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017

REVENUE	$—	$—
Cost of revenues	—	—
GROSS PROFIT	—	—

Operating Expenses:
Depreciation	138	115
Legal and professional	26,510	16,580
Management consulting	71,000
Corporate registration expense	7,901
General and administrative	6,128	3,002
Total operating expenses	111,677	19,697

Income (loss) from operations	(111,677)	(19,697)

Other income (expense)
Interest income (expense)	—	18,000
Other income (expense) net	—	18,000

Income (loss) before provision	(111,677)	(1,697)
for income taxes

Provision (credit) for income tax	—	—

Net income (loss)	$(111,677)	$(1,697)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	52,000,000	55,824,970

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock			Preferred Stock				Stock
		Amount			Amount		Paid in	Subscriptions	Accumulated	Stockholders'
	Shares	($0.001	Par)	Shares	($0.001	Par)	Capital	Received	Deficit	Equity/(Deficit)

Balances - December 31, 2015	11,112,421	$11,112		—	—		$1,484,737	—	$(1,839,530)	$(343,681)
										—
Shares cancelled	(1,000,000)	(1,000)		—	—		1,000	—	—	—
Shares exchanged for debt	1,312,549	1,313		—	—		51,191	—	—	52,504
Shares issued for cash	44,400,000	44,400		1,000,000	1,000		154,600	—	—	200,000
Warrants issued	—	—		—	—		1,328,000	—	—	1,328,000
Warrants issued for debt	—	—		—	—		32,000	—	—	32,000
Net loss for the period	—	—		—	—		—	—	(1,154,285)	(1,154,285)
Balances - December 31, 2016	55,824,970	55,825		1,000,000	1,000		3,051,528	—	(2,993,815)	114,538

Shares cancelled	(3,825,000)	(3,825)		—	—		3,825	—	—	—
Adjust to transfer agent list	30	—		—	—		—	—	—	—
Warrants exercised	16,320,000	16,320		—	—		—	—	—	16,320
Shares cancelled	(16,320,000)	(16,320)		—	—		—	—	—	(16,320)
New shares issued	100,000	100		—	—		29,900	—	—	30,000
Shares surrendered	(100,000)	(100)		—	—		100	—	—	—
Warrants issued	—	—		—	—		70,000	—	—	70,000
Subscriptions received	—	—		—	—		—	60,000	—	60,000
Net loss for the year	—	—		—	—		—	—	(116,138)	(116,138)
Balances - December 31, 2017	52,000,000	52,000		1,000,000	1,000		3,155,353	60,000	(3,109,953)	158,400

Subscriptions received	—	—		—	—		—	105,000	—	105,000
Net loss for the period	—	—		—	—		—	—	(111,677)	(111,677)
Balances - March 31, 2018	52,000,000	$52,000		1,000,000	$1,000		$3,155,353	$165,000	$(3,221,630)	$151,723
										—
										—

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2018	2017

Cash Flows From Operating Activities:
Net income (loss)	$(111,677)	$(1,697)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	138	115
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	(3,220)	6,108
Increase in accrued receivables	—	(18,000)
	—	—
NET CASH USED IN OPERATING ACTIVITIES	(114,759)	(13,474)

CASH FLOWS USED IN INVESTING ACTIVITIES
Increase in notes receivable	—	(250,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Stock subscriptions received	105,000
Increase in notes payable - related party	—	252,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,000	252,500

Net Increase (Decrease) In Cash	(9,759)	(10,974)

Cash At The Beginning Of The Period	34,454	14,175

Cash At The End Of The Period	$24,695	$3,201

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

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

The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though a wholly-owned subsidiary, Crypto Equity Management Corp. (“CEMC”).  BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which they control the venture until divestiture or spin-off by developing the businesses with capital. The Company currently trades on the OTC QB under the symbol “BEGI”.

The Company’s fiscal year end is December 31st. The Company’s financial statements are presented on the accrual basis of accounting.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, the Company has generated no revenues and has incurred losses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2018, and, does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. This equipment is being depreciated over a three-year life and the Company has recorded a depreciation expense of $138 for the current quarter.

NOTE 5 – NOTE RECEIVABLE

During the month of October 2016, the Company identified a target company in which management felt it would be beneficial to invest. The target company was looking for an aggregate investment of $2,500,000, of which the Company agreed to provide $500,000 and provide assistance in raising the remaining $2,000,000.

The terms of this investment were that the note would bear an interest rate of 12% and the lender (Company) shall receive two (2) shares of Series B Convertible Preferred stock for each one dollar ($1.00) loaned to the target company. Payments on the note shall commence at such time the target company is generating gross revenues. The payment shall consist of 15% of the gross revenues ratably apportioned among the then existing note holders. Said payments to be applied first to accrued interest and then to the outstanding principal. Notwithstanding the aforementioned payment schedule the entire note becomes due and payable on February 1, 2019. Commencing not later than February 1, 2019, the target company shall pay a 15% dividend to the holders of the Series B Convertible Preferred stock until such time as each holder of the Series B Convertible Preferred stock has received an amount equivalent to their original loan. At such time the Series B Convertible Preferred stock shall be converted into common stock of the target company at the rate of one share of common stock for each share of Convertible stock.

During the month of January 2017, the Company advanced the second tranche of these funds.

On September 27, 2017, the Company entered into an Agreement to Settle Debt (the “Agreement”) with International Hedge Group, Inc. (“IHG”), the majority stockholder of the Company. Under the Agreement, IHG agreed to compromise and settle the Principal Amount under the verbal working capital loan agreement of BEGI, as of November 2016, in the amount of $400,000, by assignment, without recourse, of the MeshWorks Media Corp, Promissory Notes together with all collateral agreements. Upon signing of the Agreement, a promissory note was delivered for the difference from IHG to BEGI in the amount of $145,000 for BEGI return of principal of $100,000 and all of the accrued interest to date under the MeshWorks Media Corp. notes, payable in twelve months with interest of 1% per quarter on the last day of each quarter until paid. The assignment of the MeshWorks Media Corp. Promissory Note and the note from IHG to BEGI in the amount of $145,000 is full and complete payment and consideration for the transaction referenced hereinabove. A copy of the Agreement is available from the Company or by accessing the form 8-K filed by the Company with the Securities and Exchange Commission on September 27, 2017.

NOTE 6 – STOCKHOLDER’S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

On August 25, 2016 the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at March 31, 2018 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at March 31, 2018 the total number of common shares outstanding was 52,000,000. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016, the

Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company.

During the quarter ended September 30, 2016, the Company issued 1,322,579 shares of its common stock to satisfy certain accounts payable and notes payable plus accrued interest. The stock was valued at $0.04 per share which valued the total debt relief at $52,903. The debts discharged in these transactions were valued at $335,072. These transactions were with unrelated parties giving the Company a net gain of $282,569 as gain on debt relief.

During the quarter ended September 30, 2016, the Company issued 34,000,000 warrants for the purchase of its common stock at $0.05 per share. Using the Black-Scholes valuation model the Company assigned a value of $1,360,000 to these warrants. The Company recorded an expense of $1,328,000 on the operating statement for the quarter ended March 31, 2018. The Company also used 800,000 of these warrants to satisfy an account payable to a service provider. The value of the debt discharged in this transaction was $20,253. This transaction was with an unrelated party giving the Company a net loss of $11,747 on the debt relief. Total net gain on all debt relief transactions was $270,822.

During the quarter ended September 30, 2017, the Company sold 100,000 shares of its common stock at a price of $0.30. Each of the shares sold had a warrant to purchase one additional share for $0.60 with an exercise period of 5 years. Using the Black-Scholes valuation model the Company assigned a value of $70,000 to these warrants. The Company recorded an expense of $70,000 on the operating statement for the quarter ended September 30, 2017. Concurrently, with the sale of these shares, International Hedge Group, the majority stockholder of the Company, surrendered 100,000 of its shares.

In December of 2017 the Company began a private placement program to raise additional funds for the operations of the Company. At the end of December 2017, the Company had received $60,000 in subscriptions for this offering. During the quarter ended March 31, 2018, the Company had received an additional $105,000 in subscriptions. These amounts are reflected on the balance sheet and the statement of stockholder’s equity as “Stock subscriptions received.” The offering is explained in greater detail in the footnote: PRIVATE OFFERING.

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

NOTE 7 – WARRANTS

At the time of the issuance of stocks referenced in Note 6 the Company issued 34,000,000 warrants to purchase the Company’s common stock at an exercise price of $0.05. These warrants have an exercise price of $0.05 per share and an expiration date that is three years from the date of issuance. The warrants were issued to the existing shareholders of International Hedge Group. There are 15 stockholders in IHG and 6 of these represent owners of greater than 5% of IHG stock. These 6 stockholders received 57.35% of the warrants issued. Of that, 800,000 of warrants were issued to satisfy outstanding accounts payable. The payable amounted to $20,253 and the warrants were valued at $32,000 giving rise to a loss of $11,747 on the settlement of debt.

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

As at March 31, 2018 the Company has not received any further notifications with respect to any exercise of any outstanding warrants

Warrant Table

	Date	Issue Life	Shares Under Warrant	Exercise Price	Remaining Life
Balance at	December 31, 2015		0	0	0
Granted	August 30, 2016	3.00	34,000,000	$0.05	1.78
Exercised	June 14, 2017		(17,000,000)	0	0
Issued	July 5, 2017	5.00	100,000	$0.60	4.33
Expired			0	0	0
Balance at	March 31, 2018		17,100,000	$0.05	2.42

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

Income tax valuation allowance

	March 31,	December 31,	December 31,
	2018	2017	2016
Net loss before income taxes	$(111,677)	$(116,138)	$(1,154,285)
Adjustments to net loss
Warrant expense	—	—	1,328,000
Gain on exchange of debt for stock	—	—	(270,822)
Net taxable income (loss)	(111,677)	(116,138)	(92,107)
Income tax rate	26%	26%	26%
Income tax recovery	29,050	30,200	23,950
Valuation allowance change	(29,050)	(30,200)	(23,950)
Provision for income taxes	$—	$—	$—

The significant components of deferred income tax assets at March 31, 2018, December 31, 2017 and 2016 are as follows:

Components of deferred income tax assets

	March 31,	December 31,	December 31,
	2018	2017	2016
Net operating loss carryforward	$324,922	$213,245	$97,107

Valuation allowance	(324,922)	(213,245)	(97,107)

Net deferred income tax asset	$—	$—	$—

As of March 31, 2018, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of the accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2017 and 2016, and no interest or penalties have been accrued as of March 31, 2018. As of December 31, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at March 31, 2018 the Company is current with federal and state income tax filings for 2017, 2016 and 2015. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

NOTE 9 – LOAN PAYABLE

As of the quarter ended March 31, 2018 International Hedge Group, the holder of a majority of the common stock and all of the preferred stock of the Company has advanced a total of $440,500 to the Company. During the quarter ended September 30, 2017 the Company made repayments in the amount of $22,000. On September 27, 2017 the Company entered into an Agreement with International Hedge Group to effect an exchange of this Loan Payable in the amount of $400,000 and a Note Receivable in the amount of $145,000 for the Note Receivable and accrued interest from MeshWorks Media Corp. in the amount of $545,000. Further details can be seen in Note 5 of these financial statements.

This loan is not secured, bears no interest, is not documented in writing and is payable on demand of the lender.

NOTE 10 – OTHER EVENTS

On September 30, 2017, the Company formed a wholly-owned subsidiary corporation, Crypto Equity Management Corp (“CEMC”) in the state of Colorado. The Company intends to use CEMC to pursue business opportunities in cryptocurrency sphere.

NOTE 11 – PRIVATE OFFERING

In December of 2017 the Company initiated a private offering to raise additional funds. A summary of this offering is as follows:

The offering is a maximum of 1,000,000 units at $0.50 per unit. Each unit consists of 1 common share of BlackStar Enterprise Group, Inc. (BlackStar), 1 warrant exercisable into 1 Coin of BlackStar (coins effective upon a registration statement), and 1 right to purchase 1 share of Crypto Equity Management Corp. at $10.00 per share. The units offered are not registered and the underlying stock and coin will be restricted under Rule 144 as to resale unless made effective by registration with the SEC, or another exemption is made available under the Securities Act of 1933. The Company reserves the right to accept an additional 1,000,000 units.

The receipt of ongoing purchases of this private offering are reflected in the Equity section of the balance sheet and on the Statement of Stockholder’s Equity as “Stock subscriptions received. Management deems this method of reporting to be an accurate reflection of the terms of the offering. The stock purchased through this offering will not be issued until the complete offering is purchased or December 29, 2018, whichever comes first.

Management intends that the BlackStar Coin be treated as a SAFE (Simple Agreement for Future Equity) contract. The terms and conditions of this contract are yet to be determined by the Company. It is considered to be a derivative equity instrument that, at present, has no value due to not being defined by any terms or conditions. Management hereby declares that the BlackStar Coin is not intended to be a crypto currency as commonly understood since it will, at some future time, be convertible into common shares of the Company.

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

As at March 31, 2018, the Company had received a total of $165,000 in exchange for 330,000 units of this offering. The Company stock will be issued upon the earlier of full sale of all units or December 29, 2018.

NOTE 12 – GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Three Months Ended
	March 31,
	2018	2017

Continuing education	371	—
Filing fees	830	550
Meals and entertainment	800	265
Office expense	374	—
Rent expense	355	522
Transfer Agent	2,926	706
Travel	203	—
Utilities	269	509
Website	—	450
	$6,128	$3,002

NOTE 13 - SUBSEQUENT EVENTS

As of May 7, 2018, there have been no events that would require additional disclosure to these financial statements.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2018, we had an accumulated deficit totaling $3,221,630. This raises substantial doubts about our ability to continue as a going concern.

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

We intend to expend funds over the next four quarters as follows:

2nd Quarter 2018	Ventures	$250,000
	Operations	$50,000

3rd Quarter 2018	Ventures	$250,000
	Operations	$50,000

4th Quarter 2018	Ventures	$250,000
	Operations	$50,000

1st Quarter 2019	Ventures	$250,000
	Operations	$50,000

Our Budget for operations in the next year is as follows:

Working Capital – Ventures	$1,000,000
Legal, Audit and Accounting	$100,000
Fees, rent, travel and general & administrative expenses	$100,000
$1,200,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $20,000 as of May 7, 2018, we have the cash for an operational budget of three months.  We intend to offer a private placement of stock or convertible Notes to investors in order to achieve $1,200,000 in funding in the next year. We intend to commence this offering in late Spring of 2018. If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2017, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $20,000 in May 2018, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. Our estimates were that $24,000 was adequate for these items for the last quarter of 2017. We have estimated $50,000 per quarter in 2018 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In early 2018, we completed a private placement of units for $165,000 which increased our working capital.

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

Our Meshworks loan met our lending criteria as follows:

•	Meshworks had spent over $1,000,000 in investment in its software.
•	Meshworks had generated over $800,000 in income in prior years.
•	Meshworks has a software product that appears to be at the forefront to serve the real estate industry, with potential for a) repayment of the loan, and b) potential for equity participation in the venture.

As a result of our Agreement to settle debt we no longer have any loans to companies and we do not intend to make loans in the future. Under our revised business plan, we will control all of our business ventures until divestiture, spin-off, or liquidation.

Results of Operations

For the Three Months Ended March 31, 2018

During the three months ended March 31, 2018 and 2017, we had no revenue, no cost of revenues, and no gross profit. During the three months ended March 31, 2018, we recognized a net loss of $(111,677) compared to a net loss of $(1,697) during the three months ended March 31, 2017. Our operating expenses included $138 in depreciation, $26,510 in legal and professional fees, $71,000 in management consulting fees, $7,901 in corporate registration expenses and $6,128 in general and administrative fees, for a total of $111,677 for the three months ended March 31, 2018. Both operating expenses and warrant expenses were higher for the quarter ended March 31, 2018 compared to the same quarter in 2017.

Net loss per share for the three-month period in 2018 and 2017 was $0.00 and $0.00 per share, respectively.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(3,221,630) as of March 31, 2018, compared to an accumulated deficit of $(3,109,953) at December 31, 2017, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

At March 31, 2018, we have total assets of $170,410 consisting of $24,695 in cash, $1,659 in furniture and equipment and accrued note receivable – related party of $145,000. Current liabilities at March 31, 2018 were $18,687 and consisted of accounts payable of $187 and loan payable to a related party of $18,500. At March 31, 2018, we had a deficit of ($3,221,630) working capital.

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

As at March 31, 2018, our cash balance was $24,695 as compared to $34,454 at December 31, 2017. We intend to attempt to raise capital through several sources: a) partner venture funds, b) private placements of our stock, and/or c) loans from our parent IHG. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Our total assets at March 31, 2018 were $170,410 compared to $180,307 as of December 31, 2017.

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

Financing Activities

During the quarter ended March 31, 2018, the Company received $105,000 from subscription agreements or private placement offerings. The Company received shareholder contributions in the amount of $-0- in the three months ended March 31, 2018.

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

During the period ended March 31, 2018, the Company received 10 shareholder subscriptions for a total of $105,000 for 210,000 shares of common stock. During the year ended December 31, 2017, the Company received $60,000 in shareholder subscriptions to be used in the Company’s regular activities. As of December 31, 2017, the Company has used these proceeds on the Company’s operations and purchases.

During the year ended December 31, 2016, the Company received $200,000 in private placement subscriptions for the Company’s common stock and issued 44,400,000 shares of common stock and 1,000,000 shares of preferred stock. During the year ended December 31, 2016, the Company issued 1,312,549 to consultants for services rendered and in exchange for debt, with the shares valued at $52,504.

Investing Activities

The Company used $0 in investing activities for the quarter ended March 31, 2018. The Company used $105,000 in investing activities for the year ended December 31, 2017, with $0 going to fixed assets and $105,000 being used for Notes Receivable.

Operating Activities

During the quarter ended March 31, 2018, the Company used cash in the amount of $114,759 in operating activities, compared to $13,474 over the same quarter in the previous year. In the year ended December 31, 2017, the Company used cash in the amount of $113,221 in operating activities, compared to $1,296,670 over the previous year.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2018 and December 31, 2017, we had accumulated deficit of $3,221,630 and $3,109,953, respectively and we will require additional working capital to fund operations through 2018 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2017, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

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

Short Term

On a short-term basis, we have not generated revenues sufficient to cover our growth-oriented operations plan. Based on prior history, we may continue to incur losses until such a time that our revenues are sufficient to cover our operating expenses and growth-oriented operations plan. As a result, we may need additional capital in the form of equity or loans, none of which is committed as of this filing.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: May 14, 2018	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: May 14, 2018	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

