Form 10-K/A
period 2017-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2018-07-03
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Securities registered pursuant to Section 12( g ) of the Act:

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of BlackStar Enterprise Group, Inc. (the “Company”, “our” or “we”) for the year-ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018. The purpose of this Amendment is to amend Item 1. Business, Item 1A. Risk Factors, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data - Note 1 only, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Item 15. Exhibits to include new Exhibits 10.1 - 10.3. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are also including with this Amendment certain new certifications by our principal executive officer and principal financial officer.

All other information in this filing speaks as of the original date of the filing.

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

DESCRIPTION OF BUSINESS

We are engaged in Merchant Banking and Finance and we have recognized net losses of ($116,138) in the year ended December 31, 2017. We have relied solely on sales of our securities to fund our operations. To execute our business plan, our parent company, International Hedge Group, Inc., through a Securities Purchase Agreement dated January 25, 2016, acquired 44,400,000 shares of the common stock and the Class A Super Majority Voting Preferred Stock of our Company for $100,000 in August 2016, and for an additional $100,000 in October 2016. The Company recently completed a private placement offering pursuant to the offering exemption under Rule 506 of Regulation D of the Securities Act of 1933, raising $165,000. The Company intends to use the proceeds of this offering to fund operations of the merchant bank, including exploratory efforts into how the Company can best expand its services into the blockchain and crypto-equity industry. To fund ongoing operations, we may raise funds in the future, which are not yet committed.

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

BlackStar Enterprise is engaged in Merchant Banking and Finance. BlackStar Enterprise’s venue is private early stage companies throughout various industries that, in our judgement, exhibit a potential for sustained growth. We are a publicly traded specialized merchant banking firm, facilitating joint venture capital to early stage revenue companies. We are actively seeking opportunity for discussion with revenue generating enterprises and emerging companies for financing. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies, and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our wholly-owned subsidiary, Crypto Equity Management Corp. (“CEMC”) formed in September 2017. BlackStar Enterprise Group, Inc. is traded on the OTC QB under the symbol “BEGI.” Further details about the business plan for CEMC, the operating subsidiary of BlackStar, can be found in the “Current Business” section below.

Our principal executive offices are located at 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303 and our office telephone number is (303) 500-5073. We maintain a website at www.blackstarenterprisegroup.com, and such website is not incorporated into or a part of this filing.

International Hedge Group, Inc. (“IHG”), our parent company, contracted to acquire 95% of our outstanding stock in January 2016 and closed on the purchase in summer of 2016. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock and 1,000,000 of Class A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the mission to engage in funding of start-up and developed business ventures using its stock for private placement or public offerings. IHG and BlackStar are currently managed and controlled by the same individuals, but IHG and BlackStar may each seek its funding from different and as yet, undetermined sources, with funding structures of different natures.

CORPORATE STRUCTURE

Our corporate structure is as follows:

INTERNATIONAL HEDGE GROUP, INC. (Parent Company – a Colorado corporation)

BLACKSTAR ENTERPRISE GROUP, INC. (a Delaware corporation)

Crypto Equity Management Corp. (a Colorado corporation)	Crypto Industry SRO Inc. (a Colorado non-profit corporation)

CURRENT BUSINESS

Our Company, BlackStar Enterprise Group, Inc. (OTC QB: BEGI) is a publicly traded merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly-owned subsidiary, Crypto Equity Management Corp., (“CEMC”) , mainly in the areas of blockchain and distributed ledger technologies .  BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

BlackStar is conducting a continuing analysis for the Company’s involvement in Distributed Ledger Technology (“DLT”) related ventures. To pursue that end, the Company formed a subsidiary, Crypto Equity Management Corp. (“CEMC”), on September 30, 2017. As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT. BlackStar recognizes the similarities in the rapidly evolving DLT ecosystem today compared to the Dot Com era in the 90’s, which present both challenges and opportunities. BlackStar intends to facilitate funding and management of DLT involved companies through majority controlled joint ventures through its subsidiary Crypto Equity Management Corp.  BlackStar, through CEMC, intends to initially control and manage each venture. Potential ventures for both BlackStar and CEMC will be analyzed using the combined business experience of its executives, with CEMC looking to fill those venture criteria with companies in crypto-related businesses such as blockchain or DLT technologies. The Company does not intend to develop Investment Objectives or “criteria” in any manner but will rely on the acumen and experience of its executives.

Additional Steps Taken – In June of 2017, the management of BlackStar began analyzing the crypto industry due in large part to its rapid ascent in popularity. Mr. Kurczodyna took an educational legal seminar on securities laws relating to blockchain, attended national and international conferences on cryptocurrency, and spoke with several experts at each event, informing himself about the industry, regulations, and potential pitfalls. Mr. Kurczodyna believed that many of the unregistered cryptocurrency offerings that had occurred throughout much of 2016 and 2017 were “illegal unregistered securities” offerings and that BlackStar could design and implement a better strategy for future capital raising using the security benefits of blockchain technology, perhaps in digital equity.

After significant study and discussions with multiple vendors and service providers in the digital currency industries, in May 2018 BlackStar retained Solidgreen Software, LLC, d/b/a Artuova (“Artuova”) to design a technological plan and an overall estimated cost of implementation of an equity trading platform (agreement attached hereto as Exhibit 10.1). BlackStar intends to assign the contract to CEMC so that CEMC may continue to handle crypto-related ventures as the operating subsidiary of BlackStar. CEMC currently plans to build the referenced digital equity trading platform in order to trade BlackStar shares as a “registered digital equity”, only after the securities have been registered with the Securities and Exchange Commission.

Risk Management Framework – We currently have no risk management framework for addressing material risks associated with this new business strategy and our decisions will be guided by management’s judgment and experience.

Nature and Types of Services Provided – As a subsidiary of BlackStar, CEMC additionally intends to offer consulting and regulatory compliance services to cryptocurrency entities and blockchain entrepreneurs for securities, tax, and commodity issues. Our Company has always operated under the assumption that cryptocurrencies and tokens are “securities” and regulated under the SEC rules and in some circumstances, the CFTC rules. Due to significant experience of our management in the US securities and commodities industry, we felt that we had regulatory compliance backgrounds that could be useful in assisting with regulatory compliance for former cryptocurrency offerors and token offerors. In the 1990s, Mr. Kurczodyna was formerly the majority shareholder, general principal, and financial principal assistant of a Broker-Dealer (BD) registered with the SEC and an Introducing-Broker (IB) with the CFTC, Mills Financial Services Inc. (“Mills”). In his time at Mills, Mr. Kurczodyna wrote the policies and procedures such as: know your client; preventing the misuse of material non-public information; books and records requirements; and financial responsibility rules including the requirements concerning the safeguarding and custody of customer funds and securities. The lack of management’s cryptocurrency experience is applicable to virtually all the current “experienced” cryptocurrency executives and since BlackStar has always operated under the assumption that cryptocurrencies were securities, the securities experience applied to the cryptocurrency industry seemed like a natural progression. Other companies’ principals have been offering unregistered securities with multiple violations of securities and other laws including FinCen regulation, CFTC rules, exchange rules, AML, and tax laws. The concept of CEMC as a subsidiary of BlackStar was to provide compliance services for the multitude of laws that are applicable.

Expertise and Experience – The management of BlackStar have each been involved in the securities and financial markets for well over 40 years and understand many of the intricate rules and regulations surrounding securities/commodities in general. Through CEMC, the management plans to pass on this knowledge and connect the cryptocurrency and blockchain entities with the correct industry experts. CEMC will bring in technology and/or cryptocurrency consultants when necessary to inform the design, strategy, and implementation of the planned digital equity trading platform (“BDTP”). Currently, Artuova software engineer Dr. David Gnabasik is providing the expertise needed to develop the hyperledger-fabric blockchain solution for CEMC. Dr. Gnabasik holds a Ph.D. in Computer Science from the University of Colorado Denver.

Regulatory Challenges – BlackStar has always recognized that crypto equities must be registered within the existing SEC regulations and guidelines. BlackStar’s aim is to develop BDTP, a digital equity trading platform, to trade registered BlackStar securities only. The regulatory challenges presented come from integration of the existing broker-dealer ecosystem into the platform, approvals/advice of and compliance with the rules and regulations of the OTC Market Group, SEC, FinCen, IRS, CFTC, anti-money laundering rules, and FINRA for the functionality of the system, cybersecurity laws, and other state and federal financial and banking laws.

Our Company has examined numerous “exchanges” or “platforms” for trading including Aphelion, tZero, and others and found them lacking essential regulatory compliance practices. This research and management’s securities and compliance background lead the Company to engage a team of software experts at Artuova to create the platform that is being designed to contain the essentials for full regulatory compliance including:

• Know-Your-Customer (KYC)

• Anti-Money Laundering (AML)

• IRS tax reporting

• SEC compliance

• Exchange registration (ATS)

CEMC intends to engage further software developers as needed for blockchain implementation on the Peer-to-Peer (“P2P”) BDTP platform. CEMC intends to integrate BDTP with the existing FINRA and SEC regulated brokerage ecosystem in order to trade BlackStar securities, addressing many of the regulatory issues by operating within the existing confines of the system. The intent of BDTP is to replace the market-makers in the brokerage ecosystem. Theoretically, the system would operate in the following manner: broker-dealers would invite customers to participate as users on the BDTP to buy and sell BlackStar equity trades; the broker-dealers comply with all FinCen and Exchange regulations, KYC and FinCen rules, submit IRS tax reports, etc.; orders, bids, and offers are entered into the BDTP either by broker-dealers or Users through trading software supplied by the broker-dealers; BDTP records all transactions; and finally, OTC Market Group and the SEC/FINRA have complete and transparent access to the data stored in BDTP, offering FINRA and the likes a single data interface and consolidated history of transactions. CEMC plans to implement the technology based upon the hyperledger-fabric, an open-source blockchain framework from IBM, and to use the IBM Cloud for transaction data storage. BDTP would offer a web-based interface for trading transactions as well as an Application Programming Interface (API) that directly accesses all immutable transactions stored on BDTP. The participating members on the platform would be buying and selling broker-dealers, OTC Market Group, FINRA, SEC, DTCC, and Clearing House. FINRA and the SEC would serve as Certificate Authorities in the BDTP permissioned blockchain, restricting the actors who can contribute to the consensus of the system state – only a restricted set of users would be enabled to have the rights to write or validate the block transactions. The distributed consensus process satisfies the following purposes: 1) permissioned clients are voted into the network by all existing validators; 2) the process helps to keep inaccurate or potentially fraudulent transactions out of the database through a chosen computational mechanism; and 3) all relevant network participants agree that a transaction is valid through the use of a multi-signature consensus algorithm where a majority of validators must agree that a specific transaction or transaction class is valid. BlackStar and CEMC hope to build and implement BDTP over the next six months, pending comments/approval by various regulatory agencies.

Neither CEMC nor BlackStar intend to underwrite these entities or entrepreneurial companies, nor do they intend to act as a broker-dealer or investment company, though we acknowledge the potential requirements to register as such or to claim exemption from registration.

Volatility of Cryptocurrencies and Tax Implications – Neither BlackStar nor CEMC will be trading in, accepting loan repayments in, or making loans in cryptocurrencies; the intent is to build a P2P platform on which to trade registered digital securities of BlackStar.

Cybersecurity Implications of DLT – Transactions on the distributed ledger fabric are protected by public-key X.509 certificates. The protection of PII data is the responsibility of each brokerage dealer. Any blockchain code used will be placed in a public repository after having been certified by an independent cybersecurity audit. Further, CEMC bases the operational requirements and cyber-security framework in part on the following publications the “Distributed Ledger Technology: Implications of Blockchain for the Securities Industry” published by FINRA, and the European Union Agency for Network and Information Security (ENISA) report entitled “Distributed Ledger Technology & Cybersecurity.”

IHG , our parent company, also may enter into management consulting agreements with companies for which BlackStar provides funding to attempt to guide the companies in the complex business world for the purpose of protecting and enhancing the venture investments made by BlackStar.

SERVICES

Crypto Equity Management Corp. is a newly formed subsidiary of BlackStar and has no operating history or assets to date. CEMC is authorized to issue 999,999,999 shares of common stock and 99,999,999 shares of preferred stock. At organization, BlackStar received 1,000 shares of common stock for formation services and is the only shareholder.

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

  WE MAY ENGAGE IN BUSINESS ACTIVITIES THAT COULD RESULT IN US HOLDING INVESTMENT INTERESTS IN A NUMBER OF ENTITIES WHICH COULD SUBJECT US TO REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940.

  Although we will be subject to regulation under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities within the definitions and parameters which would make us subject to the “1940 Act,” or holding unconsolidated minority interests in multiple companies and cash which might fall within the “holding company” definitions. In the event we engage in business activities that result in us holding investment interests in a number of nonconsolidated entities, we might become subject to regulation under the 1940 Act. In such event, we would be required to register as an Investment Company and incur significant registration and compliance costs. Additionally, the 1940 Act requires that a number of structural safeguards, such as an independent board of directors and a separate investment adviser whose contract must be approved by a majority of the company’s shareholders, be put in place within such companies. The 1940 Act also imposes significant disclosure and reporting requirements beyond those found in the Securities Act and the Exchange Act of 1934, as amended (the Exchange Act). Likewise, the 1940 Act contains its own anti-fraud provisions and private remedies, and it strictly limits investments made by one investment company in another to prevent pyramiding of investment companies, leading to consolidated investment companies acting in the interest of other investment companies rather than in the interest of securities holders. The labeling of the Company as an investment company could significantly impair our business plan and operations and have a material adverse effect on our financial condition. Compliance with the 1940 Act is prohibitively expensive for small companies, in our estimation, and even if it meant divestiture of assets, we would intend to avoid being classified as an Investment Company.

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

  Our executive officers, directors, and holders of 5% or more of our issued and outstanding common stock through International Hedge Group, Inc. beneficially own approximately 54% of our issued and outstanding common stock and the Super Majority Voting Class A Preferred Stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

  OUR TWO OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

  Mr. Harris and Mr. Kurczodyna, the officers and directors of the Company and of our parent, International Hedge Group, Inc. (“IHG”) control in excess of 54 % of our issued and outstanding common stock through IHG and are able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

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
29

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

  International Hedge Group, Inc. (“IHG”), our parent company, contracted to acquire 95% of our outstanding stock in January 2016 and closed on the purchase in summer of 2016. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock and 1,000,000 of Class A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the legal ability and mission to do loan-based funding of start-up and developed business ventures using its stock for private placement or public offerings. IHG and BlackStar are managed and controlled by the same individuals, but IHG may seek its funding from different and as yet, undetermined sources, with funding structures of different natures.

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

  Securities Authorized for Issuance Under Equity Compensation Plans.

  None.

  Recent Sales of Unregistered Securities.

  We have sold securities in the past 2 years without registering the securities under the Securities Act of 1933 as shown in the following summaries:

  2018

  On February 5, 2018, the Company completed an unregistered private placement offering of units in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company raised $165,000 through the sale of restricted units at $0.50 each, with each unit consisting of one (1) share of restricted common stock of BlackStar Enterprise Group, Inc. (“BlackStar”), one (1) warrant exercisable into one (1) Digital Equity of BlackStar, (subject to and effective upon a registration statement) and one (1) warrant to purchase one (1) share of Crypto Equity Management Corp. (“CEMC”) at $10.00 per share. The warrants were issued on the Company’s warrant form attached hereto as Exhibit 10.2 and 10.3. We have not developed the SAFE form due to ongoing regulatory changes and interpretations.

  2017

  On September 27, 2017, the Board of Directors approved the issuance of 16,320,000 shares of restricted common stock underlying warrants exercised on June 14, 2017. The warrants were issued to purchase up to 17,000,000 shares of restricted common stock at $0.05 per share and were exercised on a cashless basis, netting 16,320,000 shares of restricted common stock. Concurrently, with the sale of these shares, International Hedge Group, the majority stockholder of the Company, surrendered 16,320,000 of its shares as an anti-dilutive measure.

  On July 3, 2017, in consideration for $30,000, BEGI sold 100,000 units, each unit consisting of one share of restricted common stock and one warrant to purchase common stock, in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. Concurrently, with the sale of these shares, International Hedge Group, the majority stockholder of the Company, surrendered 100,000 of its shares as an anti-dilutive measure.

  As stated in the Schedule 13D/A filed on February 16, 2018, Messrs. Harris and Kurczodyna exercised 1,500,000 warrants each in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 1,440,000 shares of common stock each, thereby changing their shareholdings reflected in the amended Schedule 13D. In addition, Rare Green, Inc., of which Mr. Harris is an officer, exercised 750,000 warrants in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 720,000 shares of common stock. At the same time, Patriot Mtg. Acceptance Corp., of which Mr. Kurczodyna is an officer, exercised 750,000 warrants in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 720,000 shares of common stock. IHG exercised 1,350,000 warrants in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 1,296,000 shares of common stock, which were assigned in part to THL Holdings, LLC (960,000), with the remainder being assigned to three other non-affiliate shareholders. Mr. Lahr individually exercised 3,250,000 warrants in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 3,120,000 shares of common stock, thereby changing his shareholdings reflected in the amended Schedule 13D. Finally, THL Holdings, LLC, of which Mr. Lahr is Managing Member, exercised 2,000,000 warrants in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 1,920,000 shares of common stock. On September 29, 2017, International Hedge Group, Inc. retired 16,420,000 shares to treasury and exercised warrants. Further details can be found in the Schedule 13D/A filed on February 16, 2018 at www.sec.gov.

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

  Financing Activities

  On September 27, 2017, the Board of Directors approved the issuance of 16,320,000 shares of restricted common stock underlying warrants exercised on June 14, 2017. The warrants were issued to purchase up to 17,000,000 shares of restricted common stock at $0.05 per share and were exercised on a cashless basis, netting 16,320,000 shares of restricted common stock. Concurrently, with the sale of these shares, International Hedge Group, the majority stockholder of the Company, surrendered 16,320,000 of its shares as an anti-dilutive measure.

  On July 3, 2017, in consideration for $30,000, BEGI sold 100,000 units, each unit consisting of one share of restricted common stock and one warrant to purchase common stock, in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. Concurrently, with the sale of these shares, International Hedge Group, the majority stockholder of the Company, surrendered 100,000 of its shares as an anti-dilutive measure.

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

  During the year ended December 31, 2016, the Company received $200,000 in private placement subscriptions for the Company’s common stock and issued 44,400,000 shares of common stock and 1,000,000 shares of preferred stock to IHG in lieu of the 95% of common shares originally agreed upon . During the year ended December 31, 2016, the Company issued 1,312,549 to consultants for services rendered and in exchange for debt, with the shares valued at $52,504.

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

  BLACKSTAR ENTERPRISE GROUP, INC.

  NOTES TO FINANCIAL STATEMENTS

  DECEMBER 31, 2017

  NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

  BlackStar Enterprise Group, Inc. (the Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. (“NPI08”). In January 2010, NPI08 acquired an ownership interest in Black Star Energy Group, Inc., a Colorado Corporation. BlackStar Energy then merged into NPI08, with NPI08 being the surviving entity. Concurrently, NPI08 changed its name to BlackStar Energy Group, Inc. On January 25, 2017, International Hedge Group, Inc. signed an agreement to acquire a 95% interest in the Company (though later agreeing to acquire 44,400,000 shares of common stock and 1,000,000 of Class A Preferred Shares) . The name was changed to BlackStar Enterprise Group, Inc. in August of 2017.

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

  The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments through the years ended December 31, 2017.

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

  Comprehensive Income (Loss)

  Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments n investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our Comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the years ended December 31, 2017 and 2016.

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

  BIOGRAPHICAL INFORMATION

  John Noble Harris, Chief Executive Officer and Director

  Mr. Harris began his career in the securities industry in 1971 with Newhart Cook & Co., a St. Louis based NYSE member firm.  Licensed both as a broker and principal, he ultimately managed brokerage offices for several regional NASD brokerage firms.  Since 1985, he has been self- employed as a business consultant and as a private investor. Mr. Harris brings to the Company experience in the public securities market.  Mr. Harris served as the president of Tombstone Technologies from 2005-2010 and eventually merged the public company with Hunt Global Resources.  In 2011, Mr. Harris became president of Rare Green, Inc., a private mineral exploration company. In 2014, Mr. Harris was one of the founders of International Hedge Group, Inc. (“IHG”). In 2016, IHG acquired 44,400,000 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group, Inc.

  Joseph E. Kurczodyna, Chief Financial Officer and Director

  Working with various Commodity and Stock brokerage firms in Chicago and Denver Mr. Kurczodyna began his career in 1977 trading Bonds and T-Bill futures In the 1980’s, he focused on underwriting early stage companies.  As a principle with Mills Financial, a registered Broker Dealer with the SEC and NASD, he underwrote and syndicated the Western International Gold & Silver (WIGS) in 1984. In 1991, Mr. Kurczodyna purchased Mills Financial and was the firm’s President and General Principle. While leading Mills Financial, he underwrote and funded several private placements and IPO’s. In 1998, Mills was the lead underwriter for United Financial Mortgage Corp. (UFMC), which was eventually listed on the American Stock Exchange.  From 2004 to 2009, Mr. Kurczodyna was the CEO of Capital Merchant Bank LLC, an independent investment banker. From 2006-2008 he acted as the CFO and Director of OnMedia International. In 2009, Mr. Kurczodyna founded Patriot Mortgage Acceptance Corp. a private mortgage company. In 2014, Mr. Kurczodyna was one of the founders of International Hedge Group Inc. (IHG). In 2016, IHG acquired 44,400,000 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc.

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

  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

  ITEM 11. EXECUTIVE COMPENSATION.

  Summary of Executives and Director Compensation Table

  The following table sets forth the compensation paid to our officers from the years ended December 31, 2017, 2016, and 2015.

  SUMMARY EXECUTIVES COMPENSATION TABLE

  In Dollars

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards ($)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(1)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris, CEO	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	$120,000	0	0	0	$130,000
	2017	0 (1)	0	0	0	0	0	0	0

Joseph E. Kurczodyna, CFO	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	$120,000	0	0	0	$130,000
	2017	0 (1)	0	0	0	0	0	0	0

Todd H. Lahr, Former President (2)	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	$260,000	0	0	0	$270,000
	2017	0	0	0	0	0	0	0	0

All Current Executive Officers	2017	$25,000 (1)	0	0	0	0	0	0	$25,000

(1)	International Hedge Group, of which these persons are controlling parties, received $25,000 total as a consulting fee in the year ended December 31, 2017, and also own s 1,350,000 Warrants to purchase @ $0.05 expiring August 2019. Mr. Harris and Mr. Kurczodyna each own individually 1,500,000 warrants to purchase @ $0.05.

(2)	Resigned as President of BlackStar Enterprise Group, Inc. on February 8, 2017.

(3)	Using the Black-Scholes valuation model the Company assigned a value of $.04 to each warrant. The parameters used in the Black-Scholes model were as follows: stock price $0.04; strike price $0.05; volatility 172%; risk free rate 1.75% and time to expiration of 3 years. The total value of each issuance of warrants is listed in the column.

  Employment Contracts and Termination of Employment and Change-in-Control Arrangements

  There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control. Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached hereto as Exhibit 10.4. The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agrees to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy.

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

  In 2016, BlackStar entered into an agreement whereby BlackStar's parent, International Hedge Group, Inc., acquired 44,400,000 shares of common stock and 1,000,000 shares of our Class "A" Preferred Super Majority Voting Convertible Stock for capital infusion of $200,000 and 34,000,000 warrants to purchase common stock @ $0.05 per share expiring in 3 years (cashless). John Noble Harris, Joseph E. Kurczodyna and Todd H. Lahr own the control of International Hedge Group, Inc., which in turn controls the voting stock of BlackStar. The 34,000,000 warrants were distributed to shareholders of IHG and IHG itself.

  Messrs. Harris and Kurczodyna exercised 1,500,000 warrants each in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 1,440,000 shares of common stock each, thereby changing their shareholdings reflected in this amendment. In addition, Rare Green, Inc., of which Mr. Harris is an officer, exercised 750,000 warrants in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 720,000 shares of common stock. At the same time, Patriot Mtg. Acceptance Corp., of which Mr. Kurczodyna is an officer, exercised 750,000 warrants in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 720,000 shares of common stock. IHG exercised 1,350,000 warrants in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 1,296,000 shares of common stock, which were assigned in part to THL Holdings, LLC (960,000), with the remainder being assigned to three other non-affiliate shareholders. Mr. Lahr individually exercised 3,250,000 warrants in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 3,120,000 shares of common stock, thereby changing his shareholdings reflected in this amendment. Finally, THL Holdings, LLC, of which Mr. Lahr is Managing Member, exercised 2,000,000 warrants in a cashless exercise @ $.05 per share on June 14, 2017, resulting in 1,920,000 shares of common stock. On September 29, 2017, International Hedge Group, Inc. retired 16,420,000 shares to treasury and exercised warrants.

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
51

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
53

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

  PART IV

  Item 15. Exhibits, Financial Statement Schedules.

  The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3(i).1	Certificate of Incorporation of NPI08, Inc. – filed December 17, 2007 [1]
3(i).2	Certificate of Amendment of BlackStar Energy Group, Inc. – name change to BlackStar Enterprise Group, Inc. filed July 14, 2016 [1]
3(i).3	Certificate of Amendment filed August 25, 2016 [1]
3(i).4	Certificate of Correction filed August 25, 2016 [1]
3(i).5	Articles of Incorporation for Crypto Industry SRO Inc. [2]
3(ii).1	Bylaws of BlackStar Enterprise Group, Inc. [1]
10.1	Management Consulting Agreement – BlackStar Enterprise Group, Inc. and International Hedge Group, Inc., December 1, 2017
10.2	Warrant to Purchase Digital Shares of Common Stock – BlackStar Enterprise Group, Inc.
10.3	Warrant to Purchase Digital Shares of Common Stock – Crypto Energy Management Corp.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 000-55730 on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated December 28, 2016, as amended.
[2]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated March 1, 2018.
55

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BLACKSTAR ENTERPRISE GROUP, INC.

/s/ John Noble Harris	July 2 , 2018
John Noble Harris
(Chief Executive Officer/Principal Executive Officer)

/s/ Joseph E. Kurczodyna	July 2 , 2018
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Noble Harris	July 2 , 2018
John Noble Harris, Director

/s/ Joseph E. Kurczodyna	July 2 , 2018
Joseph E. Kurczodyna, Director

