Form 10-Q
period 2018-06-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2018-08-14
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 52,000,000 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS
Current assets
Cash	$1,921	$34,454
	—	—
Total Current assets	1,921	34,454

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(1,082)	(806)
Total fixed assets	577	853

Other assets
Notes receivable - Related party	145,000	145,000
Total other assets	145,000	145,000

Total Assets	$147,498	$180,307

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,287	$3,407
Loan payable - related party	18,500	18,500

Total current liabilties	19,787	21,907

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized
with $0.0001 par value. 1,000,000
shares issued outstanding respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 52,000,000 issued and
outstanding at each period respectively	52,000	52,000

Additional paid in capital	1,890,353	1,725,353
Additional paid in capital - warrants	1,430,000	1,430,000
Subscription offering received	—	60,000
Accumulated deficit	(3,245,642)	(3,109,953)
Total Stockholders' Equity	127,711	158,400

Total Liabilities and Stockholders' Equity	$147,498	$180,307

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUE	$—	$—	$—	$—
Cost of revenues	—	—	—	—
GROSS PROFIT	—	—	—	—

Operating Expenses:
Depreciation	138	115	277	230
Computer programming	5,000		5,000
Management consulting	7,500	—	78,500	—
Filing fees	2,625	2,250	3,455	2,800
Legal and professional	6,966	19,660	33,476	34,965
Registration expense	—	12,500	7,900	12,500
General and administrative	1,784	1,717	7,081	5,443
Total operating expenses	24,013	36,242	135,689	55,938

Income (loss) from operations	(24,013)	(36,242)	(135,689)	(55,938)

Other income (expense)
Interest income (expense)	—	14,795	—	32,795
Other income (expense) net	—	14,795	—	32,795

Income (loss) before provision	(24,013)	(21,447)	(135,689)	(23,143)
for income taxes

Provision (credit) for income tax	—	—	—	—

Net income (loss)	$(24,013)	$(21,447)	$(135,689)	$(23,143)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	52,000,000	55,187,475	52,000,000	55,642,829

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock			Preferred Stock				Common
		Amount			Amount		Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001	Par)	Shares	($0.001	Par)	Capital	Subscribed	Deficit	Equity/(Deficit)

Balances - December 31, 2015	11,112,421	$11,112		—	—		$1,484,737	—	$(1,839,530)	$(343,681)
										—
Shares cancelled	(1,000,000)	(1,000)					1,000			—
Shares exchanged for debt	1,312,549	1,313					51,191			52,504
Shares issued for cash	44,400,000	44,400		1,000,000	1,000		154,600			200,000
Warrants issued							1,328,000			1,328,000
Warrants issued for debt							32,000			32,000
Net loss for the period									(1,154,285)	(1,154,285)
Balances - December 31, 2016	55,824,970	55,825		1,000,000	1,000		3,051,528	—	(2,993,815)	114,538

Shares cancelled	(3,825,000)	(3,825)					3,825			—
Adjust to transfer agent list	30	—					—			—
Warrants exercised	16,320,000	16,320								16,320
Shares cancelled	(16,320,000)	(16,320)								(16,320)
New shares issued	100,000	100					29,900			30,000
Shares cancelled	(100,000)	(100)					100			—
Warrants issued							70,000			70,000
Subscriptions received								60,000		60,000
Net loss for the year									(116,138)	(116,138)
Balances - December 31, 2017	52,000,000	52,000		1,000,000	1,000		3,155,353	60,000	(3,109,953)	158,400

Subscriptions received								105,000		105,000
Stock issued for subscriptions	330,000	330					164,670	(165,000)		—
Shares cancelled	(330,000)	(330)					330			—
Warrant exercised	16,370,370	16,370					(16,370)			—
Shares cancelled	(16,370,370)	(16,370)					16,370			—
Net loss for the period									(135,689)	(135,689)
	52,000,000	52,000		1,000,000	1,000		3,320,353	—	(3,245,642)	127,711

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRPISE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash Flows From Operating Activities:
Net income (loss)	$(135,689)	$(23,144)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	277	230
Changes in operating assets and liabilities	—	—
Increase(Decrease) in accounts payable	(2,121)	4,002
Increase in accrued receivables	—	(32,795)
	—	—
NET CASH USED IN OPERATING ACTIVITIES	(137,533)	(51,707)

CASH FLOWS USED IN INVESTING ACTIVITIES
Increase in notes receivable	—	(250,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscribed	(60,000)	—
Proceeds from sales of common stock	165,000	—
Increase in notes payable - related party	—	290,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,000	290,500

Net Increase (Decrease) In Cash	(32,533)	(11,207)

Cash At The Beginning Of The Period	34,454	14,175

Cash At The End Of The Period	$1,921	$2,968

Schedule of Non-Cash Investing and Financing Activities

	$—	$—
	$—	$—

Supplemental Disclosure

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures through a wholly-owned subsidiary, Crypto Equity Management Corp (“CEMC”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which they control the venture until divestiture or spin-off by developing the businesses with capital. The Company currently trades on the OTC QB under the symbol “BEGI”.

The Company’s fiscal year end is December 31st. The Company’s financial statements are presented on the accrual basis of accounting.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, the Company has generated no revenues and has incurred losses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30,2018, and, does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

On August 25, 2016 the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at June 30, 2018 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at June 30, 2018 the total number of common shares outstanding was 52,000,000. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016, the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company.

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

In December of 2017 the Company began a private placement program to raise additional funds for the operations of the Company. At the end of December 2017, the Company had received $60,000 in subscriptions for this offering. During the quarter ended March 31, 2018, the Company had received an additional $105,000 in subscriptions. During the quarter ended

June 30, 2018 the Company issued 333,000 shares of its common stock for the amounts subscribed. At the same time IHG surrendered 330,000 of its common stock holdings. The offering is explained in greater detail in the footnote: PRIVATE OFFERING.

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

On June 14, 2018 the Company received notice from the holders of the remaining 17,000,000 warrants as to their intentions to convert the warrants into shares of common stock of the Company. As mentioned above, the exercise is a “cashless transaction.” The closing price of the stock on the last trading day prior to the exchange was $1.35. By using the same methodology as cited above the number of shares was calculated to be 16,370,370. These shares were issued by the transfer agent on June 18, 2018 and concurrently the transfer agent cancelled 16,370,370 of the shares held by IHG.

As at June 30, 2018 the Company has not received any further notifications with respect to any exercise of any outstanding warrants.

Warrant Table

	Date	Issue Life	Shares Under Warrant	Exercise Price	Remaining Life
Balance at	December 31, 2015		0	0	0
Granted	August 30, 2016	3.00	34,000,000	$0.05	1.16
Exercised	June 14, 2017		17,000,000	0	0
Issued	July 5, 2017	5.00	100,000	$0.60	4.02
Exercised	June 14, 2018		17,000,000	0	0
Expired			0	0	0
Balance at	June 30, 2018		100,000	$0.60	4.02

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

Income tax valuation allowance

	June 30,	December 31,	December 31,
	2018	2017	2016
Net loss before income taxes	$(135,690)	$(116,138)	$(1,154,285)
Adjustments to net loss
Warrant expense	—	—	1,328,000
Gain on exchange of debt for stock	—	—	(270,822)
Net taxable income (loss)	(135,690)	(116,138)	(92,107)
Income tax rate	26%	26%	26%
Income tax recovery	35,280	30,200	23,950
Valuation allowance change	(35,280)	(30,200)	(23,950)
Provision for income taxes	$—	$—	$—

The significant components of deferred income tax assets at June 30, 2018, December 31, 2017 and 2015 are as follows:

Components of deferred income tax assets

	June 30,	December 31,	December 31,
	2018	2017	2016
Net operating loss carryforward	$343,935	$208,245	$92,107

Valuation allowance	(343,935)	(208,245)	(92,107)

Net deferred income tax asset	$—	$—	$—

As of June 30, 2018, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of the accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2016 and 2014, and no interest or penalties have been accrued as of June 30, 2018. As of December 31, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at June 30, 2018 the Company is current with federal and state income tax filings for 2017, 2016 and 2015 The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

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

On December 31, 2017 the Company formed another wholly-owned subsidiary corporation, Crypto Industry SRO, Inc.in the state of Colorado. This corporation was formed and registered as a “Not for Profit” corporation and will also be used by the Company to further its purposes in the cryptocurrency sphere.

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

The receipt of ongoing purchases of this private offering are reflected in the Equity section of the balance sheet and on the Statement of Stockholder’s Equity as “Stock subscriptions received. Management deems this method of reporting to be an accurate reflection of the terms of the offering. The initial tranche of this offering in the amount of $165,000 was completed on April 29, 2018 with the issuance of 330,000 shares of common stock of the Company. Further tranches will be addressed on an ongoing basis by the Company with stock being issued accordingly. The offering is scheduled to terminate upon meeting the offering maximum or the termination date of December 29, 2018, whichever comes first.

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

NOTE 12 – GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Continuing education	—	—	370	—
Consulting expense	—	—	—	1,275
Investor relations	—	829	800	829
Meals and entertainment	—	28	—	292
Office expense	101	58	474	58
Rent expense	355	340	711	862
Transfer Agent	1,061	214	3,987	920
Travel expense	—	—	203
Utilities	267	248	536	757
Website	—	—	—	450
	—	—
	$1,784	$1,717	$7,081	$5,443

NOTE 13 - SUBSEQUENT EVENTS

As of August 10, 2018, there have been no events that would require additional disclosure to these financial statements.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2018, we had an accumulated deficit totaling $3,245,642. This raises substantial doubts about our ability to continue as a going concern.

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

We intend to expend funds over the next four quarters as follows:

3rd Quarter 2018	Ventures	$250,000
	Operations	$50,000

4th Quarter 2018	Ventures	$250,000
	Operations	$50,000

1st Quarter 2019	Ventures	$250,000
	Operations	$50,000

2nd Quarter 2019	Ventures	$250,000
	Operations	$50,000

Our Budget for operations in the next year is as follows:

Working Capital – Ventures	$1,000,000
Legal, Audit and Accounting	$100,000
Fees, rent, travel and general & administrative expenses	$100,000
$1,200,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $1,921 as of June 30, 2018, we have the cash for an operational budget of less than one month.  We intend to offer a private placement of stock or Notes to investors in order to achieve $1,200,000 in funding in the next six months. We intend that our ongoing private placement will provide necessary funding for ongoing operations. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds.  Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2017, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $1,921 in June 2018, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 per quarter in 2018 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In early 2018, we completed a private placement of units for $165,000 which increased our working capital.

Results of Operations

For the Three Months Ended June 30, 2018 compared to same period in 2017

During the three months ended June 30, 2018 and 2017, we had no revenue, no cost of revenues, and no gross profit. During the three months ended June 30, 2018, we recognized a net loss of $(24,013) compared to a net loss of $(21,447) during the three months ended June 30, 2017. Our operating expenses included $138 in depreciation, $5,000 in computer programming, $7,500 in management consulting fees, $2,625 in filing fees, $6,966 in legal and professional fees, and $1,784 in general and administrative fees, for a total of $24,013 for the three months ended June 30, 2018. Higher legal and professional fees and an additional registration expense increased the total operating expenses in the three months ended June 30, 2017 to $36,242.

For the Six Months Ended June 30, 2018 compared to same period in 2017

During the six months ended June 30, 2018 and 2017, we had no revenue, no cost of revenues, and no gross profit. During the six months ended June 30, 2018, we recognized a net loss of $(135,689) compared to a net loss of $(23,143) during the six months ended June 30, 2017. Our operating expenses included $277 in depreciation, $5,000 in computer programming, $78,500 in management consulting fees, $3,455 in filing fees, $33,476 in legal and professional fees, $7,900 in registration expense and $7,081 in general and administrative fees for a total of $135,689 for the six months ended June 30, 2018. Our operating expenses for the six months ended June 30, 2017 totaled $55,938, consisting mainly of legal and professional fees of $34,965, registration expense of $12,500, and general and administrative expense of $5,443. The largest difference occurred in the management consulting category, with an expense of $78,500 in the six months ended June 30, 2018 and none recorded in the six months ended June 30, 2017.

Net loss per share for the six-month period in 2018 and 2017 was $(0.00) per share.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(3,245,642) as of June 30, 2018, compared to an accumulated deficit of $(3,109,953) at December 31, 2017, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

At June 30, 2018, we have total current assets of $1,921 consisting of only cash. Current liabilities at June 30, 2018 were $19,787 and consisted of accounts payable of $1,287 and loan payable to a related party of $18,500. At June 30, 2018, we had a deficit of $(3,245,642) of working capital.

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

Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached as Exhibit 10.1 to the Form 10-K/A filed on July 3, 2018. The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agrees to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy.

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

As at June 30, 2018, our cash balance was $1,921 as compared to $34,454 at June 30, 2017. We intend to attempt to raise capital through several sources: a) partner venture funds, b) private placements of our stock, c) loans from our parent IHG. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Our total assets at June 30, 2018 were $147,498 compared to $180,307 as of December 31, 2017.

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

Financing Activities

During the quarter ended June 30, 2018, the Company received $0 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $0 in the three months ended June 30, 2018.

During the three months ended March 31, 2018, the Company received subscriptions for a total of $(105,000) of common stock. Proceeds from sales of common stock was $165,000. During the year ended December 31, 2017, the Company received $60,000 in shareholder subscriptions to be used in the Company’s regular activities. As of December 31, 2017, the Company has used these proceeds on the Company’s operations and purchases.

During the year ended December 31, 2016, the Company received $200,000 in private placement subscriptions for the Company’s common stock and issued 44,400,000 shares of common stock and 1,000,000 shares of preferred stock. During the year ended December 31, 2016, the Company issued 1,312,549 to consultants for services rendered and in exchange for debt, with the shares valued at $52,504.

As at the date of the annual report on Form 10-K the Company had received $200,000 in cash from the Company’s parent, IHG.

Investing Activities

The Company used $0 in investing activities for the six months ended June 30, 2018 compared to $250,000 used in the six months ended June 30, 2017. The Company received $105,000 from investing activities for the six months ended JUne 30, 2018, compared to $290,500 for the same period in 2017, with $0 going to fixed assets and $105,000 being used for Notes Receivable.

Operating Activities

During the six months ended June 30, 2018, we used $(137,533) in cash for our net operating activities, compared to $(51,707) used in operating activities for the same period in 2017. In the year ended December 31, 2017, the Company used cash in the amount of $113,221 in operating activities, compared to $1,296,670 over the previous year.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2018 and December 31, 2017, we had accumulated deficit of $3,245,642 and $3,109,953, respectively and we will require additional working capital to fund operations through 2018 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: August 14, 2018	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: August 14, 2018	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

