Form 10-K/A
period 2017-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2018-09-05
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Securities registered pursuant to Section 12(g) of the Act:

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

EXPLANATORY PARAGRAPH

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of BlackStar Enterprise Group, Inc. (the “Company”, “our” or “we”) for the year-ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018 and amended on July 3, 2018 . The purpose of this Amendment is to amend Item 1. Business, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data - Note s 6 (typographical error) and 11 only (with corrected numbering for Notes 12 and 13) , and Item 15. Exhibits to include new Exhibits 10. 4 and 10.5, and to correct Exhibit 10.3 . In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are also including with this Amendment certain new certifications by our principal executive officer and principal financial officer.

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

Definitions

As used throughout this annual report on Form 10-K, capitalized terms used but not defined herein shall have the meanings assigned to such terms in the filing. The following terms shall have the meanings set forth below, unless the context clearly indicates otherwise:

BlackStar Digital Trading Platform (“BDTP”): a peer-to-peer digital equity trading platform enabling the trading of registered BlackStar Digital Equities only.

BlackStar Digital Equity: a digitally evidenced share of BlackStar common stock holding the same characteristics as securities evidenced by a paper certificate which has been transmitted and protected by cryptographic protocols.

Blockchain: a disintermediating technology, where each transaction is cryptographically signed, and always appended to an immutable ledger, visible to all participants, and distributed across boundaries of trust. The ledger runs on a set of nodes, each of which may be under the control of a separate company, individual or organization. These nodes connect to each other in a dense peer-to-peer network so that no one node acts as a central point of control or failure. There is no need for a central intermediary, where one central database is used to rule transaction validity. A ledger is both a network and a database. It has rules and built-in security, and it maintains internal integrity and its own history. Once a ledger transaction has received a sufficient level of validation, some cryptography ensures that it can never be replaced or reversed. Transactions are secure, authenticated, and verifiable.

Digital Equity: an equity security holding the same characteristics as securities evidenced by a paper certificate but in digital form which has been transmitted and protected by cryptographic protocols.

CORPORATE STRUCTURE

Our corporate structure is as follows:

INTERNATIONAL HEDGE GROUP, INC. (Parent Company – a Colorado corporation)

BLACKSTAR ENTERPRISE GROUP, INC. (a Delaware corporation)

Crypto Equity Management Corp. (a Colorado corporation)	Crypto Industry SRO Inc. (a Colorado non-profit corporation)

CURRENT BUSINESS

Our Company, BlackStar Enterprise Group, Inc. (OTC QB: BEGI) is a publicly traded merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly-owned subsidiary, Crypto Equity Management Corp., (“CEMC”), mainly in the areas of blockchain and distributed ledger technologies.  BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

After significant study and discussions with multiple vendors and service providers in the digital currency industries, in May 2018 BlackStar retained Solidgreen Software, LLC, d/b/a Artuova (“Artuova”) to design a technological plan and an overall estimated cost of implementation of an equity trading platform (agreement attached hereto as Exhibit 10. 4 ). BlackStar intends to assign the contract to CEMC so that CEMC may continue to handle crypto-related ventures as the operating subsidiary of BlackStar. CEMC currently plans to build the referenced digital equity trading platform in order to trade BlackStar shares as a “registered Digital Equity ”, only after the securities have been registered with the Securities and Exchange Commission.

We estimate developing the BDTP at a cost of $105,000 USD over the next five months. As of the date of this Amendment No. 2 to Form 10-K, BDTP has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, and cloud interface.

We have contracted the services of Dr. David Gnabasik, a computer scientist contractor of Artuova and a former employee of Colorado Parks and Wildlife, who has demonstrated a working blockchain project for managing licenses for Parks and Wildlife state agencies.

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

Our Company has examined numerous “exchanges” or “platforms” for trading including Aphelion, tZero, and others and found them lacking essential regulatory compliance practices. This research and management’s securities and compliance background lead the Company to engage a team of software experts at Artuova to create the platform that is being designed to contain the essentials for full regulatory compliance including:

• Know-Your-Customer (KYC)

• Anti-Money Laundering (AML)

• IRS tax reporting

• SEC compliance

• Exchange registration (ATS)

CEMC intends to engage further software developers as needed for blockchain implementation on the Peer-to-Peer (“P2P”) BDTP platform. CEMC intends to integrate BDTP with the existing FINRA and SEC regulated brokerage ecosystem in order to trade BlackStar securities, addressing many of the regulatory issues by operating within the existing confines of the system. The intent of BDTP is to replace the market-makers in the brokerage ecosystem. As intended , the system would operate in the following manner: broker-dealers would invite customers to participate as users on the BDTP to buy and sell BlackStar equity trades; the broker-dealers comply with all FinCen and Exchange regulations, KYC and FinCen rules, submit IRS tax reports, etc.; orders, bids, and offers are entered into the BDTP (like a specialist’s order book) either by broker-dealers or Users through trading software supplied by the broker-dealers; BDTP records all transactions; and finally, OTC Market Group and the SEC/FINRA have complete and transparent access to the data stored in BDTP, offering FINRA and the likes a single data interface and consolidated history of transactions. BDTP seamlessly integrates with the order entry processes, priority rules, and execution procedures of the existing brokerage ecosystem. Although not a profit center, BlackStar intends to charge a $0.99 cent fee per executed trade to cover expenses, and broker-dealers would recover the fee. CEMC plans to implement the technology based upon the hyperledger-fabric, an open-source blockchain framework from IBM, and to use the IBM Cloud for transaction data storage. BDTP would offer a web-based interface for trading transactions as well as an Application Programming Interface (API) that directly accesses all immutable transactions stored on BDTP. The participating members on the platform would be buying and selling broker-dealers, OTC Market Group, FINRA, SEC, DTCC, and Clearing House. FINRA and the SEC would serve as Certificate Authorities in the BDTP permissioned blockchain, restricting the actors who can contribute to the consensus of the system state – only a restricted set of users would be enabled to have the rights to write or validate the block transactions. The distributed consensus process satisfies the following purposes: 1) permissioned clients are voted into the network by all existing validators; 2) the process helps to keep inaccurate or potentially fraudulent transactions out of the database through a chosen computational mechanism; and 3) all relevant network participants agree that a transaction is valid through the use of a multi-signature consensus algorithm where a majority of validators must agree that a specific transaction or transaction class is valid. BlackStar and CEMC hope to build and implement BDTP over the next six months, pending comments/approval by various regulatory agencies. BlackStar and CEMC would operate and manage the platform and remain responsible for the functionality and security of the platform.

Neither CEMC nor BlackStar intend to underwrite these entities or entrepreneurial companies, nor do they intend to act as a broker-dealer or investment company, though we acknowledge the potential requirements to register as such or to claim exemption from registration.

We understand that we may be required to register as an ATS. Alternatively, we may seek an exemption if we are able to establish a relationship with OTC Market Group to quote our stock on the OTCQB page alongside the Market Makers. We plan to 1) trade only registered shares of BEGI on a blockchain platform; 2) qualify for listing of our digital quote on OTC Markets; and 3) have the SEC, FINRA and BlackStar deemed the Certificate Authority on the blockchain trading platform.

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

IHG, our parent company, also may enter into management consulting agreements with companies for which BlackStar provides funding to attempt to guide the companies in the complex business world for the purpose of protecting and enhancing the venture investments made by BlackStar.

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

  OUR TWO OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

  Mr. Harris and Mr. Kurczodyna, the officers and directors of the Company and of our parent, International Hedge Group, Inc. (“IHG”) control in excess of 54% of our issued and outstanding common stock through IHG and are able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

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

  Securities Authorized for Issuance Under Equity Compensation Plans.

  None.

  Recent Sales of Unregistered Securities.

  We have sold securities in the past 2 years without registering the securities under the Securities Act of 1933 as shown in the following summaries:

  2018

  On February 5, 2018, the Company completed an unregistered private placement offering of units in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company raised $165,000 through the sale of restricted units at $0.50 each, with each unit consisting of one (1) share of restricted common stock of BlackStar Enterprise Group, Inc. (“BlackStar”), one (1) warrant exercisable into one (1) Digital Equity of BlackStar, (subject to and effective upon a registration statement) and one (1) warrant to purchase one (1) share of Crypto Equity Management Corp. (“CEMC”) at $10.00 per share. The warrants were issued on the Company’s warrant form attached hereto as Exhibit 10.2 and 10.3. We have implemented a SAFE with specific reference to the Digital Equities underlying the warrants of certain current shareholders. Although the warrants held by these shareholders are exercisable immediately under the terms of the warrant, the intention and understanding of the Company and investors is that the warrants will be exercised if and when the Company is able to both register these Digital Equities and launch the BDTP to trade them, as elaborated in the SAFE attached hereto as Exhibit 10.5.

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

  We estimate developing the BDTP at a cost of $105,000 USD over the next five months.   This is accounted for in the budget for ventures.

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

  During the year ended December 31, 2016, the Company received $200,000 in private placement subscriptions for the Company’s common stock and issued 44,400,000 shares of common stock and 1,000,000 shares of preferred stock to IHG in lieu of the 95% of common shares originally agreed upon. During the year ended December 31, 2016, the Company issued 1,312,549 to consultants for services rendered and in exchange for debt, with the shares valued at $52,504.

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

  BLACKSTAR ENTERPRISE GROUP, INC.

  NOTES TO FINANCIAL STATEMENTS

  DECEMBER 31, 2017

  NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

  BlackStar Enterprise Group, Inc. (the Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. (“NPI08”). In January 2010, NPI08 acquired an ownership interest in Black Star Energy Group, Inc., a Colorado Corporation. BlackStar Energy then merged into NPI08, with NPI08 being the surviving entity. Concurrently, NPI08 changed its name to BlackStar Energy Group, Inc. On January 25, 2016 , International Hedge Group, Inc. signed an agreement to acquire a 95% interest in the Company (though later agreeing to acquire 44,400,000 shares of common stock and 1,000,000 of Class A Preferred Shares). The name was changed to BlackStar Enterprise Group, Inc. in August of 2016 .

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

  During the quarter ended September 30 , 2016, the Company issued 1,322,579 shares of its common stock to satisfy certain accounts payable and notes payable plus accrued interest. The stock was valued at $0.04 per share which valued the total debt relief at $52,903. The debts discharged in these transactions were valued at $335,072. These transactions were with unrelated parties giving the Company a net gain of $282,569 as gain on debt relief.

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

  NOTE 11 – PRIVATE OFFERING

  In December of 2017, the Company initiated a private offering to raise additional funds. A summary of this offering is as follows:

  The offering is a maximum of 1,000,000 units at $0.50 per unit. Each unit consists of 1 common share of BlackStar Enterprise Group, Inc. (BlackStar), 1 warrant exercisable into 1 Digital Equity of BlackStar, (subject to and effective upon a registration statement) and 1 right to purchase 1 share of Crypto Equity Management Corp. at $10.00 per share. The units offered hereby are not registered and the underlying stock and digital share of common stock will be restricted under Rule 144 as to resale unless made effective by registration with the SEC, or another exemption is made available under the Securities Act of 1933. The Company reserves the right to accept an additional 1,000,000 units.

  Management intends that the BlackStar Digital Equity be treated as a SAFE (Simple Agreement for Future Equity) contract. The terms and conditions of this contract are yet to be determined by the Company. It is considered to be a derivative equity instrument that, at present, has no value due to not being defined by any terms or conditions. Management hereby declares that the BlackStar Digital Equity in not intended to be a crypto currency as commonly understood since it will, at some future time.

  Management has researched and has found no definitive means for valuing the “BlackStar Digital Equity ”. First; the digital equity is not yet in existence, second; it is considered a tier 3 asset which relies on secondary sources of valuation which, at this time are not viable. The Internal Revenue Service in their Notice 2014-21 states “Virtual currency that has an equivalent value in real currency, or that acts as a substitute for real currency, is referred to as ‘convertible’ virtual currency.”

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

  Given that the digital equities have not been issued and that there is no stock issued in Crypto Equity Management Corp, causing the warrants for such stock to have no value per the Black-Scholes valuation model, management has determined that the full unit price of $0.50 be applied to the shares of BlackStar Enterprise Group, Inc. using the capital stock and paid in capital reporting as is customarily reported.

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

  NOTE 13 - SUBSEQUENT EVENTS

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

  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

  ITEM 11. EXECUTIVE COMPENSATION.

  Summary of Executives and Director Compensation Table

  The following table sets forth the compensation paid to our officers from the years ended December 31, 2017, 2016, and 2015.

  SUMMARY EXECUTIVES COMPENSATION TABLE

  In Dollars

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards ($)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(1)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris, CEO	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	$120,000	0	0	0	$130,000
	2017	0 (1)	0	0	0	0	0	0	0

Joseph E. Kurczodyna, CFO	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	$120,000	0	0	0	$130,000
	2017	0 (1)	0	0	0	0	0	0	0

Todd H. Lahr, Former President (2)	2015	0	0	0	0	0	0	0	0
	2016	$10,000	0	0	$260,000	0	0	0	$270,000
	2017	0	0	0	0	0	0	0	0

All Current Executive Officers	2017	$25,000 (1)	0	0	0	0	0	0	$25,000

(1)	International Hedge Group, of which these persons are controlling parties, received $25,000 total as a consulting fee in the year ended December 31, 2017, and also owns 1,350,000 Warrants to purchase @ $0.05 expiring August 2019. Mr. Harris and Mr. Kurczodyna each own individually 1,500,000 warrants to purchase @ $0.05.

(2)	Resigned as President of BlackStar Enterprise Group, Inc. on February 8, 2017.

(3)	Using the Black-Scholes valuation model the Company assigned a value of $.04 to each warrant. The parameters used in the Black-Scholes model were as follows: stock price $0.04; strike price $0.05; volatility 172%; risk free rate 1.75% and time to expiration of 3 years. The total value of each issuance of warrants is listed in the column.

  Employment Contracts and Termination of Employment and Change-in-Control Arrangements

  There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control. Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached hereto as Exhibit 10. 1 . The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agrees to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy.

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

  PART IV

  Item 15. Exhibits, Financial Statement Schedules.

  The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3(i).1	Certificate of Incorporation of NPI08, Inc. – filed December 17, 2007 [1]
3(i).2	Certificate of Amendment of BlackStar Energy Group, Inc. – name change to BlackStar Enterprise Group, Inc. filed July 14, 2016 [1]
3(i).3	Certificate of Amendment filed August 25, 2016 [1]
3(i).4	Certificate of Correction filed August 25, 2016 [1]
3(i).5	Articles of Incorporation for Crypto Industry SRO Inc. [2]
3(ii).1	Bylaws of BlackStar Enterprise Group, Inc. [1]
10.1	Management Consulting Agreement – BlackStar Enterprise Group, Inc. and International Hedge Group, Inc., December 1, 2017 [3]
10.2	Warrant to Purchase Digital Shares of Common Stock – BlackStar Enterprise Group, Inc. [3]
10.3	Warrant to Purchase Shares of Common Stock – Crypto Equity Management Corp.
10.4	Agreement with Solidgreen Software, LLC
10.5	SAFE for BlackStar Digital Equities
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 000-55730 on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated December 28, 2016, as amended.
[2]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated March 1, 2018.
[3]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated July 3, 2018
56

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BLACKSTAR ENTERPRISE GROUP, INC.

/s/ John Noble Harris	September 5 , 2018
John Noble Harris
(Chief Executive Officer/Principal Executive Officer)

/s/ Joseph E. Kurczodyna	September 5 , 2018
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Noble Harris	September 5 , 2018
John Noble Harris, Director

/s/ Joseph E. Kurczodyna	September 5 , 2018
Joseph E. Kurczodyna, Director

