Form 10-Q
period 2018-09-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2018-11-14
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 12, 2018, there were 52,000,000 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

  BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets
Cash	$34	$34,454
	—	—
Total Current assets	34	34,454

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(1,221)	(806)
Total fixed assets	438	853

Other assets
Notes receivable - Related party	145,000	145,000
Total other assets	145,000	145,000

Total Assets	$145,472	$180,307

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$19,280	$3,407
Advance payable - related party	5,066	—
Loan payable - related party	18,500	18,500

Total current liabilties	42,846	21,907

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized
with $0.0001 par value. 1,000,000
shares issued outstanding respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 52,000,000 issued and
outstanding at each period respectively	52,000	52,000

Additional paid in capital	1,890,353	1,725,353
Additional paid in capital - warrants	1,430,000	1,430,000
Subscription offering received	—	60,000
Accumulated deficit	(3,270,727)	(3,109,953)
Total Stockholders' Equity	102,626	158,400

Total Liabilities and Stockholders' Equity	$145,472	$180,307

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUE	$—	$—	$—	$—
Cost of revenues	—	—	—	—
GROSS PROFIT	—	—	—	—

Operating Expenses:
Depreciation	138	207	415	437
Computer programming	—		5,000	—
Management consulting	791	—	79,266	—
Filing fees	1,000	1,000	4,455	3,800
Legal and professional	20,139	4,380	53,615	39,345
Registration expense	—	—	7,901	12,500
General and administrative	2,495	2,887	10,122	8,331
Total operating expenses	24,563	8,474	160,774	64,413

Income (loss) from operations	(24,563)	(8,474)	(160,774)	(64,413)

Other income (expense)
Warrant expense		(70,000)		(70,000)
Interest income (expense)	—	12,205	—	45,000
Other income (expense) net	—	(57,795)	—	(25,000)

Income (loss) before provision	(24,563)	(66,269)	(160,774)	(89,413)
for income taxes

Provision (credit) for income tax	—	—	—	—

Net income (loss)	$(24,563)	$(66,269)	$(160,774)	$(89,413)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	52,000,000	52,000,000	52,000,000	52,000,000

 The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock			Preferred Stock				Common
		Amount			Amount		Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001	Par)	Shares	($0.001	Par)	Capital	Subscribed	Deficit	Equity/(Deficit)

Balances - December 31, 2015	11,112,421	$11,112		—	—		$1,484,737	—	$(1,839,530)	$(343,681)
										—
Shares cancelled	(1,000,000)	(1,000)					1,000			—
Shares exchanged for debt	1,312,549	1,313					51,191			52,504
Shares issued for cash	44,400,000	44,400		1,000,000	1,000		154,600			200,000
Warrants issued							1,328,000			1,328,000
Warrants issued for debt							32,000			32,000
Net loss for the period									(1,154,285)	(1,154,285)
Balances - December 31, 2016	55,824,970	55,825		1,000,000	1,000		3,051,528	—	(2,993,815)	114,538

Shares cancelled	(3,825,000)	(3,825)					3,825			—
Adjust to transfer agent list	30	—					—			—
Warrants exercised	16,320,000	16,320								16,320
Shares cancelled	(16,320,000)	(16,320)								(16,320)
New shares issued	100,000	100					29,900			30,000
Shares cancelled	(100,000)	(100)					100			—
Warrants issued							70,000			70,000
Subscriptions received								60,000		60,000
Net loss for the year									(116,138)	(116,138)
Balances - December 31, 2017	52,000,000	52,000		1,000,000	1,000		3,155,353	60,000	(3,109,953)	158,400

Subscriptions received								105,000		105,000
Stock issued for subscriptions	330,000	330					164,670	(165,000)		—
Shares cancelled	(330,000)	(330)					330			—
Warrant exercised	16,370,370	16,370					(16,370)			—
Shares cancelled	(16,370,370)	(16,370)					16,370			—
Net loss for the period									(160,774)	(160,774)
	52,000,000	52,000		1,000,000	1,000		3,320,353	—	(3,270,727)	102,626

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows From Operating Activities:
Net income (loss)	$(160,774)	$(89,413)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	415	438
Changes in operating assets and liabilities	—	—
Increase (decrease) in accounts payable	15,873	2,118
Increase in advances payable - related party	5,066
	—	—
NET CASH USED IN OPERATING ACTIVITIES	(139,420)	(86,857)

CASH FLOWS USED IN INVESTING ACTIVITIES
Increase in notes receivable	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock	165,000	(3,825)
Common stock subscribed	(60,000)	—
Additional Paid-in-Capital	—	33,825
APIC Warrants		70,000
Decrease in notes receivable - related party		250,000
Increase in notes receivable - related party	—	(145,000)
Increase (decrease) in notes payable - related party	—	(131,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,000	73,500

Net Increase (Decrease) In Cash	(34,420)	(13,357)

Cash At The Beginning Of The Period	34,454	14,175

Cash At The End Of The Period	$34	$818

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. (“NPI08”). In January 2010, NPI08 acquired an ownership interest in Black Star Energy Group, Inc., a Colorado Corporation. BlackStar Energy then merged into NPI08, with NPI08 being the surviving entity. Concurrently, NPI08 changed its name to BlackStar Energy Group, Inc. On January 25, 2016, International Hedge Group, Inc. signed an agreement to acquire a 95% interest in the Company. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock and 1,000,000 shares of Class A Preferred Stock. IHG is BlackStar's controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. The name was changed to BlackStar Enterprise Group, Inc. in August of 2016.

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, the Company has generated no revenues and has incurred losses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue recognition

The Company considers itself to be a pre-revenue company inasmuch as it has not realized any revenues from operations as of the date of these financial statements.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2018, and, does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

On August 25, 2016 the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at September 30, 2018 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at September 30, 2018 the total number of common shares outstanding was 52,000,000. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016, the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock and 1,000,000 shares of Class A Preferred Stock.

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

NOTE 7 – WARRANTS

At the time of the issuance of stocks referenced in Note 9 the Company issued 34,000,000 warrants to purchase the Company’s common stock at an exercise price of $0.05. These warrants have an exercise price of $0.05 per share and an expiration date that is three years from the date of issuance. The warrants were issued to the existing shareholders of International Hedge Group. There are 15 stockholders in IHG and 6 of these represent owners of greater than 5% of IHG stock. These 6 stockholders received 57.35% of the warrants issued. 800,000 of these warrants were issued to satisfy outstanding accounts payable. The payable amounted to $20,253 and the warrants were valued at $32,000 giving rise to a loss of $11,747 on the settlement of debt.

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

As at September 30, 2018 the Company has not received any further notifications with respect to any exercise of any outstanding warrants

Warrant Table

	Date	Issue Life	Shares Under Warrant	Exercise Price	Remaining Life
Balance at	December 31, 2015		0	0	0
Granted	August 30, 2016	3.00	34,000,000	$0.05	1.16
Exercised	June 14, 2017		17,000,000	0	0
Issued	July 5, 2017	5.00	100,000	$0.60	3.76
Exercised	June 14, 2018		17,000,000	0	0
Expired			0	0	0
Balance at	September 30, 2018		100,000	$0.60	3.76

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

Income tax valuation allowance

	September 30,	December 31,	December 31,
	2018	2017	2016
Net loss before income taxes	$(160,774)	$(116,138)	$(1,154,285)
Adjustments to net loss
Warrant expense	—	—	1,328,000
Gain on exchange of debt for stock	—	—	(270,822)
Net taxable income (loss)	(160,774)	(116,138)	(92,107)
Income tax rate	26%	26%	26%
Income tax recovery	41,800	30,200	23,950
Valuation allowance change	(41,800)	(30,200)	(23,950)
Provision for income taxes	$—	$—	$—

The significant components of deferred income tax assets at September 30, 2018, December 31, 2017 and 2016 are as follows:

Components of deferred income tax assets

	September 30,	December 31,	December 31,
	2018	2017	2016
Net operating loss carryforward	$369,019	$208,245	$92,107

Valuation allowance	(369,019)	(208,245)	(92,107)

Net deferred income tax asset	$—	$—	$—

As of September 30, 2018, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of the accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2017 and 2016, and no interest or penalties have been accrued as of September 30, 2018. As of December 31, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at September 30, 2018 the Company is current with federal and state income tax filings for 2017, 2016 and 2015. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

NOTE 9 – LOAN PAYABLE

As of the quarter ended September 30, 2018, International Hedge Group, the holder of a majority of the common stock and all of the preferred stock of the Company has advanced a total of $440,500 to the Company. During the quarter ended September 30, 2017 the Company made repayments in the amount of $22,000. On September 27, 2017 the Company entered into an Agreement with International Hedge Group to effect an exchange of this Loan Payable in the amount of $400,000 and a Note Receivable in the amount of $145,000 for the Note Receivable and accrued interest from MeshWorks Media Corp. in the amount of $545,000. Further details can be seen in Note 5 of these financial statements.

This loan is not secured, bears no interest, is not documented in writing and is payable on demand of the lender.

NOTE 10 – OTHER EVENT

On September 30, 2017, the Company formed a wholly-owned subsidiary corporation, Crypto Equity Management Corp (“CEMC”) in the state of Colorado. The Company intends to use CEMC to pursue business opportunities in cryptocurrency sphere. These financial statements as currently presented reflect the combined operations of BEGI and CEMC.

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

NOTE 11 – PRIVATE OFFERING

In December of 2017 the Company initiated a private offering to raise additional funds. A summary of this offering is as follows:

The offering was a maximum of 1,000,000 units at $0.50 per unit. Each unit consists of 1 common share of BlackStar Enterprise Group, Inc. (BlackStar), 1 warrant exercisable into 1 Digital Equity of BlackStar, (subject to and effective upon a registration statement) and 1 right to purchase 1 share of Crypto Equity Management Corp. at $10.00 per share. The units offered were not registered and the underlying stock and digital share of common stock are restricted under Rule 144 as to resale unless made effective by registration with the SEC, or another exemption is made available under the Securities Act of 1933. The Company reserves the right to accept an additional 1,000,000 units.

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

NOTE 12 – GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Office and clerical	14	—	14	1,275
Continuing education	—	—	370	—
Investor relations	85	448	885	1,277
Meals and entertainment	—	—	—	293
Office expense	190	234	664	291
Rent expense	362	350	1,072	1,212
Transfer Agent	1,587	1,483	6,121	2,403
Travel expense	—	—	203	—
Utilities	257	372	793	1,130
Website	—	—	—	450
	—	—
	$2,495	$2,887	$10,122	$8,331

NOTE 13 - SUBSEQUENT EVENTS

As November 12, 2018, there have been no events that would require additional disclosure to these financial statements.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2018, we had an accumulated deficit totaling $3,270,727. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. (“NPI08”). In January 2010, NPI08 acquired an ownership interest in Black Star Energy Group, Inc., a Colorado Corporation. BlackStar Energy then merged into NPI08, with NPI08 being the surviving entity. Concurrently, NPI08 changed its name to BlackStar Energy Group, Inc. On January 25, 2016, International Hedge Group, Inc. signed an agreement to acquire a 95% interest in the Company. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock and 1,000,000 shares of Class A Preferred Stock. The name was changed to BlackStar Enterprise Group, Inc. in August of 2016.

The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant bank as at the date of these financial statements. It currently trades on the OTC QB under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly-owned subsidiary, Crypto Equity Management Corp., (“CEMC”), mainly in the areas of blockchain and distributed ledger technologies (“DLT”).  BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT. BlackStar intends to facilitate funding and management of DLT-involved companies through majority controlled joint ventures through its subsidiary CEMC. BlackStar, through CEMC, intends to initially control and manage each venture. Potential ventures for both BlackStar and CEMC will be analyzed using the combined business experience of its executives, with CEMC looking to fill those venture criteria with companies in crypto-related businesses such as blockchain or DLT technologies. The Company does not intend to develop Investment Objectives or “criteria” in any manner but will rely on the acumen and experience of its executives.

Recent Updates – In June of 2017, the management of BlackStar began analyzing the crypto industry due in large part to its rapid ascent in popularity.

After significant study and discussions with multiple vendors and service providers in the digital currency industries, in May of 2018 BlackStar retained Solidgreen Software, LLC, d/b/a Artuova (“Artuova”) to design a technological plan and an overall estimated cost of implementation of an equity trading platform called BlackStar Digital Trading Platform (“BDTP”). The

Company plans to build the referenced digital equity trading platform in order to trade BlackStar common shares as a “registered Digital Equity” only after the securities have been registered with the SEC. BlackStar intends to assign the contract to CEMC so that CEMC may continue to handle crypto-related ventures as the operating subsidiary of BlackStar. If successful, BlackStar intends to then consult for other crypto industry companies and advise on similar trading platform implementation.

Currently, Artuova software engineer Dr. David Gnabasik is providing the expertise needed to develop the Hyperledger-fabric blockchain solution for CEMC. Dr. Gnabasik holds a Ph.D. in Computer Science from the University of Colorado Denver, is a computer scientist contractor of Artuova and a former employee of Colorado Parks and Wildlife, and has previously demonstrated a working blockchain project for managing licenses for Parks and Wildlife state agencies. Given his experience with blockchain, we believe Dr. Gnabasik and Artuova will be able to construct the BDTP experience to the Company’s specifications.

The Company plans to design and build the Peer-to-Peer (“P2P”) BDTP at a cost of $105,000 USD over the next several months. As of September 2018, the following components of BDTP have been completely designed: data model, reports, web-based user interface, blockchain interface, transaction logic, and cloud interface. The next phase will involve building the platform, followed by demonstration to regulatory agencies and potential implementation.

BlackStar has always recognized that crypto equities must be registered within the existing SEC regulations and guidelines. BlackStar’s aim is to develop BDTP, a digital equity trading platform, to trade registered BlackStar common shares only. The regulatory challenges presented in implementing this project come from integration of the existing broker-dealer ecosystem into the platform, approvals/advice of and compliance with the rules and regulations of the OTC Market Group, SEC, FinCen, IRS, CFTC, anti-money laundering rules, and FINRA for the functionality of the system, cybersecurity laws, and other state and federal financial and banking laws.

BlackStar and/or its subsidiary CEMC intend to engage further software developers as needed for blockchain implementation on the BDTP platform. CEMC intends to integrate BDTP with the existing FINRA and SEC regulated brokerage ecosystem in order to trade BlackStar securities, addressing many of the regulatory issues by operating within the existing confines of the system. The intent of BDTP is to become a digital market-maker in the brokerage ecosystem. As intended , the system would operate in the following manner: broker-dealers would invite customers to participate as users on the BDTP to buy and sell BlackStar equity trades; the broker-dealers comply with all FinCen and Exchange regulations, KYC and FinCen rules, submit IRS tax reports, etc.; orders, bids, and offers are entered into the BDTP (like a specialist’s order book) either by broker-dealers or Users through trading software supplied by the broker-dealers; BDTP records all transactions; and finally, OTC Market Group and the SEC/FINRA have complete and transparent access to the data stored in BDTP, offering FINRA and the likes a single data interface and consolidated history of transactions. BDTP seamlessly integrates with the order entry processes, priority rules, and execution procedures of the existing brokerage ecosystem. Although not a profit center, BlackStar intends to charge a nominal fee per executed trade to cover expenses, and broker-dealers would recover the fee. CEMC plans to implement the technology based upon the Hyperledger-fabric, an open-source blockchain framework from IBM, and to use the IBM Cloud for transaction data storage. BDTP would offer a web-based interface for trading transactions as well as an Application Programming Interface (API) that directly accesses all immutable transactions stored on BDTP. The participating members on the platform would be buying and selling broker-dealers, OTC Market Group, FINRA, SEC, DTCC, and Clearing House. FINRA and the SEC would serve as Certificate Authorities in the BDTP permissioned blockchain, restricting the actors who can contribute to the consensus of the system state – only a restricted set of users would be enabled to have the rights to write or validate the block transactions. The distributed consensus process satisfies the following purposes: 1) permissioned clients are voted into the network by all existing validators; 2) the process helps to keep inaccurate or potentially fraudulent transactions out of the database through a chosen computational mechanism; and 3) all relevant network participants agree that a transaction is valid through the use of a multi-signature consensus algorithm where a majority of validators must agree that a specific transaction or transaction class is valid. BlackStar and CEMC hope to build and implement BDTP over the next six months, pending comments/approval by various regulatory agencies. BlackStar and CEMC would operate and manage the platform and remain responsible for the functionality and security of the platform.

Neither CEMC nor BlackStar intend to underwrite these entities or entrepreneurial companies, nor do they intend to act as a broker-dealer or investment company, though we acknowledge the potential requirements to register as such or to claim exemption from registration.

We understand that we may be required to register as an ATS. Alternatively, we may seek an exemption if we are able to establish a relationship with OTC Market Group to quote our digital common stock on the OTCQB page alongside the Market Makers. We plan to 1) trade only registered common shares of BEGI on a blockchain platform; 2) qualify for listing of our digital quote on OTC Markets; and 3) have the SEC, FINRA and BlackStar deemed the Certificate Authority on the blockchain trading platform.

Neither BlackStar nor CEMC will be trading in, accepting loan repayments in, or making loans in cryptocurrencies; the intent of the BDTP project is to build a P2P platform on which to trade registered digital securities of BlackStar. After completion of the BDTP, BlackStar intends to continue its merchant banking activities and offer consulting to other companies regarding the implementation of similar platforms.

In addition to the services described above, BlackStar formed a subsidiary nonprofit company, Crypto Industry SRO Inc., on December 31, 2017. Crypto Industry SRO is in the beginning stages of organizing membership participation in the newly-formed nonprofit. Crypto Industry SRO is planned to act as a self-regulatory membership organization for the crypto-equity industry and set guidelines and best-practice rules by which industry members would abide. BlackStar will provide management of this entity under a services contract.

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

We intend to expend funds over the next four quarters as follows:

4th Quarter 2018	· BDTP development	· $300,000
	· Operations	· $50,000

1st Quarter 2019	· BDTP implementation	· $200,000
	· Operations	· $150,000

2nd Quarter 2019	· Joint Ventures	· $250,000
	· Operations	· $50,000

3rd Quarter 2019	· Joint Ventures	· $250,000
	· Operations	· $50,000

Our Budget for operations in the next year is as follows:

BDTP Development	$500,000
Working Capital –Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Additional Risk Factors:

THERE CAN BE NO CERTAINTY AS TO MARKET ACCEPTANCE OF THE PROPOSED BDTP.

The Company has no certainty as to whether the market will accept and use the idea of the BDTP, should it become operational, nor is there any certainty as to how the BDTP translates to profits for the Company. There is no assurance of market acceptance or profitability of the concept or Company. The BDTP is not yet developed and may never be developed.

THERE ARE ADDITIONAL RISKS TO INVESTORS HOLDING BLACKSTAR DIGITAL EQUITIES DUE TO THE LACK OF MARKET.

Investors holding BlackStar Digital Equities may never be able to transfer BlackStar Digital Equities on the platform. BlackStar Digital Equities (intended to be traded on the BDTP) do not currently exist and may never exist. The warrants for BlackStar Digital Equities outstanding are not currently exercisable for them, and a secondary trading market may never develop for them. BlackStar Digital Equities (intended to be traded on the BDTP) do not currently exist and may never exist. The warrants for BlackStar Digital Equities outstanding are not currently exercisable for them, and a secondary trading market may never develop for them.

See “Risk Factors” in the Company’s 10-K/A Amendment No. 2, filed on September 5, 2018 for additional risks to consider and further discussion of the proposed BDTP.

Based on our current cash reserves of approximately $34 as of September 30, 2018, we have the cash for an operational budget of less than one month. We intend to offer a private placement of stock or Notes to investors in order to achieve $900,000 in funding in the next six months. We intend to commence this offering in the 4th Quarter of 2018. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2017, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $34 as of the end of the 3rd Quarter, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 for three quarters in 2019 in operational costs which includes ordinary legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous, with $150,000 budgeted for the first quarter of 2019 for additional legal and regulatory filings as needed.

Results of Operations

For the Three Months Ended September 30, 2018 compared to same period in 2017

During the three months ended September 30, 2018 and 2017, we had no revenue, no cost of revenues, and no gross profit. During the three months ended September 30, 2018, we recognized a net loss of $(24,563) compared to a net loss of $(66,269) during the three months ended September 30, 2017. The net loss was due to operating expenses of $24,563. Our operating expenses included $138 in depreciation, $20,139 in legal and professional fees, $1,000 in filing fees, and $2,495 in general and administrative fees, for a total of $24,563 for the three months ended September 30, 2018. Operating expenses were higher for the quarter ended September 30, 2018 compared to the same quarter in 2017, due mainly to legal and professional fees, however the warrant expense of $(70,000) in the three months ended September 30, 2017 meant that the net loss was greater in the third quarter of 2017 than 2018.

For the Nine Months Ended September 30, 2018 compared to same period in 2017

During the nine months ended September 30, 2018 and 2017, we had no revenue, no cost of revenues, and no gross profit. During the nine months ended September 30, 2018, we recognized a net loss of $(160,774) compared to a net loss of $(89,413) during the nine months ended September 30, 2017. The net loss in 2018 was attributable to operating expenses of $160,774, including $79,266 in management consulting fees, $415 in depreciation, $53,615 in legal and professional fees, $10,122 in general and administrative fees, registration expenses of $7,901, and $4,455 in filing fees for a total of $160,774 for the nine months ended September 30, 2018. In the same period in 2017, we incurred $12,500 in registration expenses, $437 in depreciation, $3,800 in filing fees, $39,345 in legal and professional fees, $8,331 in general and administrative expense, and $70,000 in warrant expense (offset by $45,000 in interest income) for a total of $89,413.

Net loss per share for the nine-month period in 2018 and 2017 was $0.00 and $0.00 per share, respectively.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(3,270,727) as of September 30, 2018, compared to an accumulated deficit of $(3,109,953) at December 31, 2017, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

At September 30, 2018, we have total current assets of $34 in cash. Our total assets of $145,472 consist of $34 in cash, $438 in fixed assets and an accrued note receivable – related party of $145,000. Current liabilities at September 30, 2018 were $42,846 and consisted of accounts payable of $19,280, an advance payable to a related party of $5,066, and loan payable to a related party of $18,500. At September 30, 2018, we had a deficit of ($42,812) in working capital.

On June 14, 2017, the Company received notice from the holders of warrants as to their intentions to convert warrants into shares of common stock of the Company. The Company instructed the transfer agent to proceed with the issuance of 16,320,000 shares of the common stock of the Company. This exercise was carried out as a “cashless exercise” which meant that the actual exercise resulted in no cash being received by the Company. The number of shares of common stock to be issued in exchange for the warrants was calculated by using the closing price of the stock on the last trading day prior to the exchange which was $1.25. The value of the warrant was subtracted from the trading price which was then multiplied by the number of warrants being exercised. This result was then divided by the last trading price to determine the number of shares to be issued. At the same time that these warrants were exercised, International Hedge Group, Inc. agreed to retire to treasury 16,320,000 shares of the common stock of the Company that it holds. This transaction produced no financial consequence to the Company.

On April 29, 2018, International Hedge Group Inc. retired 330,000 shares to treasury simultaneous to the issuance of 330,000 shares purchased in a private placement offering. Messrs. Harris and Kurczodyna exercised 1,500,000 warrants each in a cashless exercise @ $.05 per share on June 14, 2018 resulting in 1,444,445 shares of common stock. In addition, Rare Green, Inc., of which Mr. Harris is an officer, exercised 750,000 warrants in a cashless exercise @ $0.05 per share on June 14, 2018, resulting in 722,222 shares of common stock. At the same time, Patriot Mtg. Acceptance Corp., of which Mr. Kurczodyna is an officer, exercised 750,000 warrants in a cashless exercise @ $.05 per share on June 14, 2018, resulting in 722,222 shares of common stock. IHG exercised 1,350,000 warrants on June 14, 2018 resulting in 1,300,000 shares of common stock, which were assigned to non-affiliated individual advisors to the Company. Other shareholders exercised 5,250,000 warrants in a cashless exercise @ $0.05 per share on June 14, 2018 resulting in 5,055,556 shares of common stock. On June 18, 2018, International Hedge Group, Inc. retired 16,370,370 shares to treasury.

Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached as Exhibit 10.1 to the Form 10-K/A filed on July 3, 2018. The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement, of which a portion may be paid to Messrs. Harris and Kurczodyna, who are both officers and directors of IHG and BlackStar, for services provided to the Company. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agrees to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy.

We do not currently have any promissory note debt or other bank debt but do have debts of a loan payable to a related party in the amount of $18,500, an advance payable to a related party of $5,066, and accounts payable of $19,280.

Debt History: On July 11, 2011, the Company received $200,000 in the form of cash in exchange for a promissory note bearing interest at the rate of 6% per annum. The note did not specify that the interest is compounding therefore the Company accrued the expense at a simple interest rate of 6%. The Company did not receive any notice of default and continued to accrue interest on its books at the rate of 6% each year. During the month of August 2016, the Company issued 700,000 shares of its common stock in exchange for this indebtedness along with all accrued interest. On September 23, 2011, the Company received $50,000 in the form of cash as a temporary loan from a director of the Company. The Company elected to accrue interest at the rate of 6% per annum non-compounding. The Company did not receive any notice of default and continued to accrue interest on its books at the rate of 6% each year. During the month of August 2016, the Company agreed to issue 200,000 shares of its common stock in satisfaction for this indebtedness along with all accrued interest, and authorized the shares conditioned upon receipt of a release.

As at September 30, 2018, our cash balance was $34 as compared to $34,454 at December 31, 2017. We intend to attempt to raise capital through several sources: a) partner venture funds, b) private placements of our stock, and/or c) loans from our parent company IHG. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Our total assets at September 30, 2018 were $145,472 compared to $180,307 as of December 31, 2017.

We do not have terms or committed sources of capital of any type at this time. If we are able to raise additional capital, we intend to enter into additional joint ventures and would intend to use the funds repaid from the joint ventures to a) retire debt, and b) fund additional joint ventures with companies, and c) to provide operational funds.

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

Financing Activities

During the three months ended September 30, 2018, the Company received $0 from subscription agreements or private placement offerings. The Company received shareholder contributions in the amount of $0 in the three months ended September 30, 2018.

During the three months ended March 31, 2018, the Company received subscriptions for a total of $105,000 of common stock. During the year ended December 31, 2017, the Company received $60,000 in shareholder subscriptions to be used in the Company’s regular activities. As of December 31, 2017, the Company has used these proceeds on the Company’s operations and purchases. For the subscriptions totaling $165,000, the Company issued 330,000 shares of common stock and IHG simultaneously retired to treasury 330,000 shares of common stock.

During the year ended December 31, 2016, the Company received $200,000 in private placement subscriptions for the Company’s common stock and issued 44,400,000 shares of common stock and 1,000,000 shares of preferred stock. During the year ended December 31, 2016, the Company issued 1,312,549 to consultants for services rendered and in exchange for debt, with the shares valued at $52,504.

As at the date of the annual report on Form 10-K the Company had received $200,000 in cash from the Company’s parent IHG.

Investing Activities

Net cash used in investing activities was $0 for the nine-month period. Net cash provided by financing activities was $105,000 for the nine months ended September 30, 2018.

Operating Activities

During the nine months ended September 30, 2018, we used $(139,420) in cash for our net operating activities, compared to $(86,857) used in operating activities for the same period in 2017. The increased amount of cash used in operating activities is attributable to a larger net loss in the nine months ended September 30, 2018.

During the year ended December 31, 2017, the Company used cash in the amount of $113,221 in operating activities, compared to $1,296,670 over the previous year.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2018 and December 31, 2017, we had accumulated deficit of $3,270,727 and $3,109,953, respectively and we will require additional working capital to fund operations through 2018 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K as amended have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: November 14, 2018	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: November 14, 2018	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

