Form 10-K
period 2018-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2019-04-16
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

☐ Yes   ☒ No

Emerging growth company    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2018, computed by reference to the price at which the common equity was last sold ($0.35), as of the last business day of the registrant’s most recently completed fiscal quarter (December 31, 2018), was $10,845,982.

As of April 12, 2019, there were 52,000,000 common shares, $0.001 par value, issued and outstanding.

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

DESCRIPTION OF BUSINESS

We are engaged in Merchant Banking and Finance and we have recognized net losses of ($411,380) in the year ended December 31, 2018. We have relied solely on sales of our securities to fund our operations. To execute our business plan, our parent company, International Hedge Group, Inc., through a Securities Purchase Agreement dated January 25, 2016, acquired 44,400,000 shares of the common stock and the Class A Super Majority Voting Preferred Stock of our Company for $100,000 in August 2016, and for an additional $100,000 in October 2016. The Company then completed a private placement offering pursuant to the offering exemption under Rule 506 of Regulation D of the Securities Act of 1933, raising $165,000. On November 29, 2018, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $53,000 and a Securities Purchase Agreement (“SPA”) (Form 8-K filed Dec. 14, 2018) in order to fund continued operations of the

Company. The Company intends to raise additional funds in order to fund operations of the merchant bank, and to expand its services into the blockchain industry. To fund ongoing operations, we may raise funds in the future, which are not yet committed.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2018, our last fiscal year.

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

BlackStar Enterprise is engaged in Merchant Banking and Finance. BlackStar Enterprise’s venue is private early stage companies throughout various industries that, in our judgement, exhibit a potential for sustained growth. We are a publicly traded specialized merchant banking firm, facilitating joint venture capital to early stage revenue companies. We are actively seeking opportunity for discussion with revenue generating enterprises and emerging companies for financing. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies, and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-equity related ventures though our wholly-owned subsidiary, Crypto Equity Management Corp. (“CEMC”) formed in September 2017. BlackStar Enterprise Group, Inc. is traded on the OTC QB under the symbol “BEGI.” Further details about the business plan for CEMC, the operating subsidiary of BlackStar, can be found in the “Current Business” section below.

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

Digital Shares: common shares holding the same characteristics as securities evidenced by a paper certificate but are recorded via electronic book-entry through the Deposit and Withdrawal at Custodian (“DWAC”) system in digital form and are protected by cryptographic protocols.

CORPORATE STRUCTURE

Our corporate structure is as follows:

INTERNATIONAL HEDGE GROUP, INC. (Parent Company – a Colorado corporation)

BLACKSTAR ENTERPRISE GROUP, INC. (a Delaware corporation)

Crypto Equity Management Corp. (a Colorado corporation)	Crypto Industry SRO Inc. (a Colorado non-profit corporation)

CURRENT BUSINESS

Our Company, BlackStar Enterprise Group, Inc. (OTC QB: BEGI) is a publicly traded merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to blockchain and DLT companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly-owned subsidiary, Crypto Equity Management Corp., (“CEMC”), mainly in the areas of blockchain and distributed ledger technologies.  BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

After significant study and discussions with multiple vendors and service providers in the digital currency industries, in May 2018 BlackStar retained Solidgreen Software, LLC, d/b/a Artuova (“Artuova”) to design a technological plan and an overall estimated cost of implementation of an equity trading platform (agreement attached hereto as Exhibit 10.4). BlackStar intends to assign the contract to CEMC so that CEMC may continue to handle crypto-related ventures as the operating subsidiary of BlackStar. CEMC currently plans to build the referenced digital equity trading platform in order to trade BlackStar shares as registered Digital Shares, only after the securities have been registered with the Securities and Exchange Commission.

We estimate developing the BDTP at a cost of $105,000 USD over the next five months. As of the date of this Form 10-K, BDTP has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, and cloud interface.

We have contracted the services of Dr. David Gnabasik, a computer scientist contractor of Artuova and a former employee of Colorado Parks and Wildlife, who has demonstrated a working blockchain project for managing licenses for Parks and Wildlife state agencies.

On November 29, 2018, the Company and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $53,000 and a Securities Purchase Agreement in order to continue funding the development of the BDTP and ongoing operations (Form 8-K filed Dec. 14, 2018).

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

Regulatory Challenges – BlackStar has always recognized that crypto equities must be registered within the existing SEC regulations and guidelines. BlackStar’s aim is to develop BDTP, a digital shares trading platform, to trade registered BlackStar digital shares only. The regulatory challenges presented come from integration of the existing broker-dealer ecosystem into the platform, approvals/advice of and compliance with the rules and regulations of the OTC Market Group, SEC, FinCen, IRS, CFTC, anti-money laundering rules, and FINRA for the functionality of the system, cybersecurity laws, and other state and federal financial and banking laws. Until the implementation of the BDTP as designed, BlackStar digital shares (encrypted DWAC common shares) will be traded through the existing Market Makers system.

Our Company has examined numerous “exchanges” or “platforms” for trading including Aphelion, tZero, and others and found them lacking essential regulatory compliance practices. This research and management’s securities and compliance background lead the Company to engage a team of software experts at Artuova to create the platform that is being designed to contain the essentials for full regulatory compliance including:

• Know-Your-Customer (KYC)

• Anti-Money Laundering (AML)

• IRS tax reporting

• SEC compliance

• Exchange registration (ATS)

CEMC intends to engage further software developers as needed for blockchain implementation on the Peer-to-Peer (“P2P”) BDTP platform. CEMC intends to integrate BDTP with the existing FINRA and SEC regulated brokerage ecosystem in order to trade BlackStar digital shares, addressing many of the regulatory issues by operating within the existing confines of the system. The intent of BDTP is to replace the market-makers in the brokerage ecosystem. As intended, the system would operate in the following manner: broker-dealers would invite customers to participate as users on the BDTP to buy and sell BlackStar equity trades; the broker-dealers comply with all FinCen and Exchange regulations, KYC and FinCen rules, submit IRS tax reports, etc.; orders, bids, and offers are entered into the BDTP (like a specialist’s order book) either by broker-dealers or Users through trading software supplied by the broker-dealers; BDTP records all transactions; and finally, OTC Market Group and the SEC/FINRA have complete and transparent access to the data stored in BDTP, offering FINRA and the likes a single data interface and consolidated history of transactions. BDTP seamlessly integrates with the order entry processes, priority rules, and execution procedures of the existing brokerage ecosystem. Although not a profit center, BlackStar intends to charge a $0.99 cent fee per executed trade to cover expenses, and broker-dealers would recover the fee. CEMC plans to implement the technology based upon the hyperledger-fabric, an open-source blockchain framework from IBM, and to use the IBM Cloud for transaction data storage. BDTP would offer a web-based interface for trading transactions as well as an Application Programming Interface (API) that directly accesses all immutable transactions stored on BDTP. The participating members on the platform would be buying and selling broker-dealers, OTC Market Group, FINRA, SEC, DTCC, and Clearing House. FINRA and the SEC would serve as Certificate Authorities in the BDTP permissioned blockchain, restricting the actors who can contribute to the consensus of the system state – only a restricted set of users would be enabled to have the rights to write or validate the block transactions. The distributed consensus process satisfies the following purposes: 1) permissioned clients are voted into the network by all existing validators; 2) the process helps to keep inaccurate or potentially fraudulent transactions out of the database through a chosen computational mechanism; and 3) all relevant network participants agree that a transaction is valid through the use of a multi-signature consensus algorithm where a majority of validators must agree that a specific transaction or transaction class is valid. BlackStar and CEMC hope to build and implement BDTP over the next six months, pending comments/approval by various regulatory agencies. BlackStar and CEMC would operate and manage the platform and remain responsible for the functionality and security of the platform.

Neither CEMC nor BlackStar intend to underwrite these entities or entrepreneurial companies, nor do they intend to act as a broker-dealer or investment company, though we acknowledge the potential requirements to register as such or to claim exemption from registration.

We understand that we may be required to register as an ATS. Alternatively, we may seek an exemption if we are able to establish a relationship with OTC Market Group to quote our stock on the OTCQB page alongside the Market Makers. We plan to trade only registered shares of BEGI on a blockchain platform, and have the SEC, FINRA and BlackStar deemed the Certificate Authority on the blockchain trading platform once implemented.

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

SERVICES

Crypto Equity Management Corp. is a recently formed subsidiary of BlackStar and has no operating history or assets to date. CEMC is authorized to issue 999,999,999 shares of common stock and 99,999,999 shares of preferred stock. At organization, BlackStar received 1,000 shares of common stock for formation services and is the only shareholder.

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

NUMBER OF PERSONS EMPLOYED

As of December 31, 2018, we have no full-time employees and 2 independent consultants who act as our officers and directors, one on a part-time basis of about 30 hours per week, and the other full-time.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate - None

Oil and Gas Properties - None

Patents - None

Trademarks - None

PLAN OF OPERATIONS

Contingent upon successfully raising funds, we intend to expend funds over the next four quarters as follows:

1st Quarter 2019	• Ventures	• $250,000
	• Operations	• $50,000
2nd Quarter 2019	• Ventures	• $250,000
	• Operations	• $50,000
3rd Quarter 2019	• Ventures	• $250,000
	• Operations	• $50,000
4th Quarter 2019	• Ventures	• $250,000
	• Operations	• $50,000

Our Budget for operations in the next year is as follows:

BDTP Development	$ 500,000
Working Capital – Joint Ventures	$ 500,000
Legal, Audit and Accounting	$ 150,000
Fees, rent, travel and general & administrative expenses	$ 150,000
$1,300,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $6,319 as of December 31, 2018, we have the cash for an operational budget of less than three months.  We intend to offer a private placement of digital shares to investors in order to achieve at least $1,300,000 in funding in the next year. We intend to commence this offering in late Spring of 2019. If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $6,319 in December 2018, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 per quarter in 2019 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous, with $150,000 budgeted for the first quarter of 2019 for additional legal and regulatory filings as needed. In early 2018, we completed a private placement of units for $165,000, and in November 2018 we raised $53,000 through a convertible promissory note which increased our working capital.

We received the funding to loan the monies to our first borrower company, Meshworks Media Corporation, from our parent, IHG, in the form of two loans to BlackStar for a total of $500,000. The notes were three-year notes payable at 6% interest per year. Further details of the Meshworks notes are below.

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

Our Meshworks loan met our lending criteria as follows:

1. Meshworks had spent over $1,000,000 in investment in its software.

2. Meshworks had generated over $800,000 in income in prior years.

3. Meshworks has a software product that appears to be at the forefront to serve the real estate industry, with potential for a) repayment of the loan, and b) potential for equity participation in the venture.

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

WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated on December 17, 2007 for the purpose of engaging in any lawful business and have adopted a plan as a small and micro-cap market merchant banking company. During the period of inception through December 31, 2018, we did not recognize revenues. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative and legal and accounting and could exceed $200,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $6,319 as of December 31, 2018.

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

THERE ARE ADDITIONAL RISKS TO INVESTORS HOLDING BLACKSTAR DIGITAL SHARES DUE TO THE LACK OF MARKET.

Investors holding BlackStar Digital Shares may never be able to transfer BlackStar Digital Shares on the platform, however they will be able to transfer them through traditional avenues such as Market Makers. BlackStar Digital Shares traded on the BDTP do not currently exist and may never exist. The warrants for BlackStar Digital Shares outstanding are exercisable for them upon registration, however a secondary trading market may never develop for Digital Shares that will be distinguishable from common shares.

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

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2018, we had an accumulated deficit of ($3,521,333).

Future losses are likely to occur until we are able to receive returns on our loans and investments since we have no other sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2018 through 2014, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Our executive officers, directors, and holders of 5% or more of our issued and outstanding common stock, including International Hedge Group, Inc., beneficially own approximately 59.6% of our issued and outstanding common stock, in addition to the Super Majority Voting Class A Preferred Stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR TWO OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Mr. Harris and Mr. Kurczodyna, the officers and directors of the Company and of our parent, International Hedge Group, Inc. (“IHG”) control in excess of 33% of our issued and outstanding common stock through IHG and their own holdings and have significant influence over all actions taken by our stockholders, including the election of directors. IHG also owns Super Majority Voting Class A Preferred Stock, referenced above. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

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

RISK FACTORS RELATED TO

DISTRIBUTED LEDGER TECHNOLOGY

Intellectual property rights claims may adversely affect the DISTRIBUTE LEDGER TECHNOLOGY.

Third parties may assert intellectual property claims relating to their source code, including Distributed Ledger Technology. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in distributed ledger technology’s long-term viability may adversely affect an investment in us. Additionally, a meritorious intellectual property claim could prevent us, our ventures, and other end-users from accessing the distributed ledger technology. As a result, an intellectual property claim against us could adversely affect an investment in us.

WE MAY DEPEND ON THIRD PARTIES TO PROVIDE EXECUTION OF OUR TRADING PLATFORM, INTERNET, TELECOMMUNICATION AND FIBER OPTIC NETWORK CONNECTIVITY TO OUR DATA CENTER, AND ANY DELAYS OR DISRUPTIONS IN SERVICE COULD ADVERSELY AFFECT AN INVESTMENT IN US.

We may rely on third-party service providers. In particular, we will depend on third parties to provide real time quotation and trading execution with our trading platform, Internet, telecommunication, and fiber optic network connectivity to our servers in our data center, and we have no control over the reliability of the services provided by these suppliers. We may in the future experience difficulties due to service failures unrelated to our systems and services. Any Internet, telecommunication, or fiber optic network failures may result in significant loss of connectivity of our wallets to the cryptocurrency exchanges, which could consequently impair our ability to facilitate cryptocurrency transactions, which could adversely impact an investment in us.

Our operations are subject to electrical power outages, regional competition for available power, and increased energy costs. Any of these could result in loss of connectivity to our wallets, increased costs of operation, and/or damage to our servers and electrical equipment, which could consequently impair our ability to facilitate cryptocurrency transactions, which could adversely impact an investment in us.

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

International Hedge Group, Inc. (“IHG”), our parent company, contracted to acquire 95% of our outstanding stock in January 2016 and closed on the purchase in summer of 2016. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock and 1,000,000 of Class A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the legal ability and mission to do loan-based funding of start-up and developed business ventures using its stock for private placement or public offerings. Through anti-dilutive measures, IHG now owns approximately 21.7% of common shares of BlackStar. IHG and BlackStar are managed and controlled by the same individuals, but IHG may seek its funding from different and as yet, undetermined sources, with funding structures of different natures.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC QB for the periods indicated.

Fiscal 2017	Low	High
First Quarter – ended March 31, 2017	$0.40	$0.55
Second Quarter – ended June 30, 2017	$0.70	$1.25
Third Quarter – ended September 30, 2017	$0.45	$0.85
Fourth Quarter – ended December 31, 2017	$0.55	$10.00
30

Fiscal 2018	Low	High
First Quarter – ended March 31, 2018	$1.60	$6.00
Second Quarter – ended June 30, 2018	$0.60	$3.90
Third Quarter – ended September 30, 2018	$0.19	$1.60
Fourth Quarter – ended December 31, 2018	$0.35	$1.50

Holders.

As of December 31, 2018, there are approximately 385 record holders of 52,000,000 shares of our common stock. The Company has also reserved out of its authorized Common Stock 1,303,278 shares of Common Stock for conversion pursuant to the convertible promissory note with Power Up Lending.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

We have sold securities in the past 2 years without registering the securities under the Securities Act of 1933 as shown in the following summaries:

2018

On November 29, 2018, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $53,000 and a Securities Purchase Agreement (“SPA”). The Company has initially reserved out of its authorized Common Stock 1,303,278 shares of Common Stock for conversion pursuant to the Note, which are being registered for resale hereunder. Details of the promissory note and SPA can be found in the Form 8-K and exhibits filed on December 14, 2018. The Company and the Holder executed the SPA in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On April 29, 2018, International Hedge Group Inc. retired 330,000 shares to treasury simultaneously to the issuance of 330,000 shares purchased in a private placement offering (see below). Messrs. Harris and Kurczodyna exercised 1,500,000 warrants each in a cashless exercise @ $.05 per share on June 14, 2018 resulting in 1,444,445 shares of common stock, thereby changing their shareholdings. In addition, Rare Green, Inc., of which Mr. Harris is an officer, exercised 750,000 warrants in a cashless exercise @ $0.05 per share on June 14, 2018, resulting in 722,222 shares of common stock. At the same time, Patriot Mtg. Acceptance Corp., of which Mr. Kurczodyna is an officer, exercised 750,000 warrants in a cashless exercise @ $.05 per share on June 14, 2018, resulting in 722,222 shares of common stock. IHG exercised 1,350,000 warrants on June 14, 2018 resulting in 1,300,000 shares of common stock, which were assigned to non-affiliated individual advisors to the Company. Mr. Lahr individually exercised 3,250,000 warrants in a cashless exercise @ $0.05 per share on June 14, 2018 resulting in 3,129,630 shares of common stock, thereby changing his shareholdings. THL Holdings, LLC, of which Mr. Lahr is Managing Member, exercised 2,000,000 warrants in a cashless exercise @ $0.05 per share on June 14, 2018, resulting in 1,925,926 shares of common stock. On June 18, 2018, International Hedge Group, Inc. retired 16,370,370 shares to treasury. Further details can be found in the Schedule 13D/A filed on February 16, 2018.

On February 5, 2018, the Company completed an unregistered private placement offering of units in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company raised $165,000 through the sale of restricted units at $0.50 each, with each unit consisting of one (1) share of restricted common stock of BlackStar Enterprise Group, Inc. (“BlackStar”), one (1) warrant exercisable into one (1) Digital Equity of BlackStar, (subject to and effective upon a registration statement) and one (1) warrant to purchase one (1) share of Crypto Equity Management Corp. (“CEMC”) at $10.00 per share. The warrants were issued on the Company’s warrant form attached to the Form 10-K/A and Form 10-K/A-2 as Exhibit 10.2 and 10.3, respectively. We have implemented a SAFE with specific reference to the Digital Shares underlying the warrants of certain current shareholders. Although the warrants held by these shareholders are exercisable immediately under the terms of the warrant, the intention and understanding of the Company and investors is that the warrants will be exercised upon registration of the Digital Shares, as elaborated in the SAFE attached to the Form 10-K/A-2 as Exhibit 10.5.

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

Shares or Warrants Issued for Compensation or Services

From January 1, 2015 through December 31, 2018, we have issued shares and Warrants of our common stock in exchange for services to the individuals and the amounts set forth below.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2018, however, on April 29, 2018 and June 18, 2018, International Hedge Group, Inc. (our parent company) retired 330,000 and 16,370,370 shares to treasury. IHG had exercised 1,350,000 warrants on June 14, 2018 resulting in 1,300,000 shares of common stock, which were assigned to non-affiliated individual advisors to the Company.

Messrs. Harris and Kurczodyna, officers and directors of the Company, exercised 1,500,000 warrants each in a cashless exercise @ $.05 per share on June 14, 2018 resulting in 1,444,445 shares of common stock. In addition, Rare Green, Inc., of which Mr. Harris is an officer, exercised 750,000 warrants in a cashless exercise @ $0.05 per share on June 14, 2018, resulting in 722,222 shares of common stock. At the same time, Patriot Mtg. Acceptance Corp., of which Mr. Kurczodyna is an officer, exercised 750,000 warrants in a cashless exercise @ $.05 per share on June 14, 2018, resulting in 722,222 shares of common stock.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2018, we had an accumulated deficit totaling $3,521,333. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

We intend to expend funds over the next four quarters as follows:

1st Quarter 2019	• Ventures	• $250,000
	• Operations	• $50,000
2nd Quarter 2019	• Ventures	• $250,000
	• Operations	• $50,000
3rd Quarter 2019	• Ventures	• $250,000
	• Operations	• $50,000
4th Quarter 2019	• Ventures	• $250,000
	• Operations	• $50,000

Our Budget for operations in the next year is as follows:

BDTP Development	$ 500,000
Working Capital – Joint Ventures	$ 500,000
Legal, Audit and Accounting	$ 150,000
Fees, rent, travel and general & administrative expenses	$ 150,000
$1,300,000

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

Based on our current cash reserves of approximately $6,319 as of December 31, 2018, we have the cash for an operational budget of less than three months.  We intend to offer a private placement of digital shares to investors in order to achieve at least $1,300,000 in funding in the next year. We intend to commence this offering in late Spring of 2019. If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $6,319 in December 2018, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 per quarter in 2019 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous, with $150,000 budgeted for the first quarter of 2019 for additional legal and regulatory filings as needed. In early 2018, we completed a private placement of units for $165,000, and in November 2018 we raised $53,000 through a convertible promissory note which increased our working capital.

Results of Operations

We had limited operations and no revenues in 2018, incurring ($357,997) in expenses resulting in a loss from operations of ($357,997) for the year ended December 31, 2018. We had no revenues during the year ended

December 31, 2018. Due to administrative expenses, write offs of notes receivable, interest expenses of ($53,383) and consulting fees, we incurred a net loss of ($411,380) for the period.

We had no income for the year ended December 31, 2018, resulting in a net loss for the period of ($411,380) or ($0.02) per share. For the year ended December 31, 2017, we had a net loss of ($116,138).

Liquidity and Capital Resources.

Our total assets were $6,619 as of December 31, 2018, consisting of cash of $6,319 and other assets. By comparison, our total assets were $180,307 as of December 31, 2017. Our current liabilities as of December 31, 2018 and 2017, respectively, totaled $101,599 and $21,907, which is comprised of accounts payable of $16,834 and $3,407, notes payable of $53,000 and $0, loans payable to related parties of $18,500 and $18,500, and advances to related parties of $12,882 and $0, respectively. As such, we had working capital deficit of ($95,280) and working capital of $12,547, respectively, as of December 31, 2018 and 2017.

We intend to attempt to raise capital through several sources: a) partner venture funds, b) private placements or public offerings of our stock, and/or c) loans from our parent, IHG.

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

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of ($3,521,333) as of December 31, 2018 and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the year ended December 31, 2018, the Company had net cash provided by financing activities of $158,000 compared to $28,500 over the previous year. The increased cash from financing activities is due to a sale of common stock for $165,000 and a convertible note of $53,000, but is offset in part by a decrease of $60,000 for common stock subscribed.

On November 29, 2018, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $53,000 and a Securities Purchase Agreement (“SPA”). The Company has initially reserved out of its authorized Common Stock 1,303,278 shares of Common Stock for conversion pursuant to the Note, which are being registered for resale hereunder. Details of the promissory note and SPA can be found in the Form 8-K and exhibits filed on December 14, 2018. The Company and the Holder executed the SPA in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On April 29, 2018, International Hedge Group Inc. retired 330,000 shares to treasury simultaneously to the issuance of 330,000 shares purchased in a private placement offering (see below). Messrs. Harris and Kurczodyna exercised 1,500,000 warrants each in a cashless exercise @ $.05 per share on June 14, 2018 resulting in 1,444,445 shares of common stock, thereby changing their shareholdings. In addition, Rare Green, Inc., of which Mr. Harris is an officer, exercised 750,000 warrants in a cashless exercise @ $0.05 per share on June 14, 2018, resulting in 722,222 shares of common stock. At the same time, Patriot Mtg. Acceptance Corp., of which Mr. Kurczodyna is an officer, exercised 750,000 warrants in a cashless exercise @ $.05 per share on June 14, 2018, resulting in 722,222 shares of common stock. IHG exercised 1,350,000 warrants on June 14, 2018 resulting in 1,300,000 shares of common stock, which were assigned to non-affiliated individual advisors to the Company. On June 18, 2018, International Hedge Group, Inc. retired 16,370,370 shares to treasury. Further details can be found in the Schedule 13D/A filed on February 16, 2018.

On February 5, 2018, the Company completed an unregistered private placement offering of units in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company raised $165,000 through the sale of restricted units at $0.50 each, with each unit consisting of one (1) share of restricted common stock of BlackStar Enterprise Group, Inc. (“BlackStar”), one (1) warrant exercisable into one (1) Digital Equity of BlackStar, (subject to and effective upon registration hereunder) and one (1) warrant to purchase one (1) share of Crypto Equity Management Corp. (“CEMC”) at $10.00 per share. The warrants were issued on the Company’s warrant form attached to the Form 10-K/A and Form 10-K/A-2 as Exhibit 10.2 and 10.3, respectively. We have implemented a SAFE with specific reference to the Digital Shares underlying the warrants of certain current shareholders. Although the warrants held by these shareholders are exercisable immediately under the terms of the warrant, the intention and understanding of the Company and investors is that the warrants will be exercised upon registration of Digital Shares and upon the launch of the BDTP to trade them, as elaborated in the SAFE attached to the Form 10-K/A-2 as Exhibit 10.5.

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

Investing Activities

The Company used $145,000 in investing activities for the year ended December 31, 2018, with $145,000 being a decrease in Notes Receivable to a related party.

Operating Activities

During the year ended December 31, 2018, the Company used cash in the amount of ($331,135) in operating activities, compared to ($113,221) over the previous year. The increased cash used in operating activities is due to a larger net loss, convertible note expense of $53,000, and increases in accounts payable, accrued expenses, and advances. Our cash at the beginning of 2018 was $34,454 and decreased by $28,135 to $6,319 as of December 31, 2018.

Off Balance Sheet Arrangements

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACKSTAR ENTERPRISE GROUP, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BlackStar Enterprise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BlackStar Enterprise Group, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

April 16, 2019

BLACKSTAR ENTERPRISE GROUP, INC.

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS

Current assets
Cash	$6,319	$34,454
	—	—
Total current assets	6,319	34,454

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(1,359)	(806)
Total fixed assets	300	853

Other assets
Notes receivable	—	145,000
Total other assets	—	145,000

Total Assets	$6,619	$180,307

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$16,834	$3,407
Accrued payables	383
Advances Related parties	12,882
Convertible note payable	53,000
Loan payable - related party	18,500	18,500
Total current liabilties	101,599	21,907

Stockholders' Equity (Deficit)
Preferred stock, 10,000,000 shares authorized
with $0.001 par value. 1,000,000 and Nil
shares issued and outstanding respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.001 par value. 52,000,000 and 52,000,000
issued and outstanding at each period respectively	52,000	52,000

Additional paid in capital	1,890,353	1,725,353
Subscription offering receipts	—	60,000
Additional paid in capital - warrants	1,430,000	1,430,000
Additional paid in capital - debt discount portion of convertible note	53,000	—
Accumulated deficit	(3,521,333)	(3,109,953)
Total Stockholders' Deficit	(94,980)	158,400

Total Liabilities and Stockholders' Deficit	$6,619	$180,307

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,

	2018	2017

REVENUE	$—	$—
Cost of revenues	—	—
GROSS PROFIT	—	—

Operating Expenses:
Depreciation	553	575
Legal and professional	67,575	39,580
Management consulting	104,331	25,000
Write off of Note Receivable	145,000
General and administrative	40,538	25,983
Total operating expenses	357,997	91,138

Income (loss) from operations	(357,997)	(91,138)

Other income (expense)
	—	—
Warrant expense	—	(70,000)
Interest income/(expense)	(53,383)	45,000
Other income (expense) net	(53,383)	(25,000)

Income (loss) before provision	(411,380)	(116,138)
for income taxes

Provision (credit) for income tax	—	—

Net income (loss)	$(411,380)	$(116,138)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding	19,220,608	19,220,608

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock			Preferred Stock				Common
		Amount			Amount		Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001	Par)	Shares	($0.001	Par)	Capital	Subscribed	Deficit	Equity(Deficit)

Balances - December 31, 2016	55,824,970	$55,825		1,000,000	1,000		$3,051,528	$—	$(2,993,815)	$114,538

Shares cancelled	(3,825,000)	(3,825)					3,825			—
Adjust to transfer agent list	30	—					—			—
Warrants exercised	16,320,000	16,320		—	—		—			16,320
Shares surrendered	(16,320,000)	(16,320)					—			(16,320)
New shares issued	100,000	100					29,900			30,000
Shares surrendered	(100,000)	(100)					100			—
Warrants issued							70,000			70,000
Subscriptions received							—	60,000		60,000
Net loss for the year									(116,138)	(116,138)
Balances - December 31, 2017	52,000,000	52,000		1,000,000	1,000		3,155,353	60,000	(3,109,953)	158,400

Subscriptions received	—	—					—	105,000		105,000
Stock issued for subscriptions	330,000	330					164,670	(165,000)		—
Shares cancelled	(330,000)	(330)					330			—
Warrants exercised	16,370,370	16,370					(16,370)			—
Shares cancelled	(16,370,370)	(16,370)					16,370			—
Debt Discount of convertible note.	—	—					53,000			53,000
Net loss for the year									(411,380)	(411,380)
Balances - December 31, 2018	52,000,000	$52,000		1,000,000	$1,000		$3,373,353	$—	$(3,521,333)	$(94,980)

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017

Cash Flows From Operating Activities:
Net income (loss)	$(411,380)	$(116,138)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	553	576
Beneficial Conversion Feature on Convertible Note	53,000
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	13,427	2,341
Increase/(Decrease) in accrued expenses	383	—
Increase/(Decrease) in Advances	12,882	—
		—
NET CASH USED IN OPERATING ACTIVITIES	(331,135)	(113,221)

CASH FLOWS USED IN INVESTING ACTIVITIES
	—	$—
(Increase) Decrease in Notes Receivable - Related party	145,000	(145,000)
(Increase) Decrease in Notes Receivable	—	250,000
NET CASH USED IN INVESTING ACTIVITIES	145,000	105,000

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable related party increased/(decreased)	—	(131,500)
Sale of Common Stock	165,000	30,000
Convertible note issued	53,000	—
Common Stock Subscribed	(60,000)	60,000
Paid in Capital Warrants	—	70,000
	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	158,000	28,500

Net Increase (Decrease) In Cash	(28,135)	20,279

Cash At The Beginning Of The Period	34,454	14,175

Cash At The End Of The Period	$6,319	$34,454

Schedule of Non-Cash Investing and Financing Activities

Debt and accrued interest exchanged for common stock	$—	$317,258.00
	$—	$—

Supplemental Disclosure

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2018 and the year ended December 31, 2017, the Company has generated no revenues capable of sustaining its operations but has incurred losses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue recognition

In order to comply with the newly issued requirements of ASC 606 the Company acknowledges that the lack of revenue precludes any definitive statement until revenues are being generated and the Company is able to determine exactly which standards are required to be reported.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2018, the Company does not have any assets or liabilities which could be considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower—of-cost-or—market accounting or write-downs of individual assets. There were no such adjustments through the years ended December 31, 2018.

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

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses totaled $0 and $0 for the years ended December 31, 2018 and 2017 respectively.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments n investments in foreign subsidiaries and unrealized gains (losses) on available-for—sale securities. From our inception, there have been no differences between our Comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the years ended December 31, 2018 and 2017.

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2018, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. This equipment is being depreciated over a three-year life and the Company has recorded a depreciation expense of $553 for the current year and a total accumulated depreciation of $1,359.

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

During the quarter ended December 31, 2018, the Company requested documentation relating to the collectability of the $145,00 note from International Hedge Group, Inc. (IHG). IHG responded that since their ability to pay this note was connected to their ability to collect the monies owed them by Meshworks Media Corp they could not provide a definite date by which the note could be redeemed. Consequently, management has deemed it necessary to record a 100% impairment of the note and writing down the full value of the note in the quarter cited.

NOTE 6 – STOCKHOLDER’S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

On August 25, 2016 the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at December 31, 2017 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at December 31, 2018 the total number of common shares outstanding was 52,000,000. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016 the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company.

During the quarter ended December 31, 2016 the Company issued 1,322,579 shares of its common stock to satisfy certain accounts payable and notes payable plus accrued interest. The stock was valued at $0.04 per share which valued the total debt relief at $52,903. The debts discharged in these transactions were valued at $335,072. These transactions were with unrelated parties giving the Company a net gain of $282,569 as gain on debt relief.

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

In December of 2017 the Company began a private placement program to raise additional funds for the operations of the Company. At the end of December 2017, the Company had received $60,000 in subscriptions for this offering. During the quarter ended March 31, 2018 the Company had received an additional $105,000 in subscriptions. During the quarter ended September 30, 2018, the Company issued 330,000 shares of its common stock for the amounts subscribed. At the same time IHG surrendered 330,000 shares of its common stock holdings. The offering is explained in greater detail in the footnote:

PRIVATE OFFERING.

During the quarter ended December 31, 2018, the Company negotiated a loan in the amount of $53,000 to sustain operations. The note is payable in cash or stock in one year’s time. The conditions of the note are explained in greater detail in the footnote: CONVERTIBLE NOTE.

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

As at December 31, 2018 the Company has not received any further notifications with respect to any exercise of any outstanding warrants.

	WARRANT TABLE

	Date	Issue Life	Shares Under Warrant	Exercise Price	Remaining Life
Balance at	December 31, 2015		0	0	0
Granted	August 30, 2016	3.00	34,000,000	$0.05	0.00
Exercised	June 14, 2017		(17,000,000)	0	0
Issued	July 5, 2017	5.00	100,000	$0.60	3.51
Exercised	June 14, 2018		(17,000,000)	0	0
Expired			0	0	0
Balance at	December 31, 2018		100,000	$0.60	3.51

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

Income tax valuation allowance

	December 31	December 31,	December 31,
	2018	2017	2016
Net loss before income taxes	$(411,380)	$(116,138)	$(1,154,285)
Adjustments to net loss
Warrant expense	53,000	—	1,328,000
Gain on exchange of debt for stock	—	—	(270,822)
Net taxable income (loss)	(358,380)	(116,138)	(92,107)
Income tax rate	26%	26%	26%
Income tax recovery	93,180	30,200	23,950
Valuation allowance change	(93,180)	(30,200)	(23,950)
Provision for income taxes	$—	$—	$—

The significant components of deferred income tax assets at December 31, 2018, December 31, 2017 and 2016 are as follows:

Components of deferred income tax assets

	December 31,	December 31,	December 31,
	2018	2017	2016
Net operating loss carryforward	$566,625	$208,245	$97,107

Valuation allowance	(566,625)	(208,245)	(97,107)

Net deferred income tax asset	$—	$—	$—

As of December 31, 2018, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of the accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2015 and 2014, and no interest or penalties have been accrued as of December 31, 2017. As of December 31, 2015 and 2014 the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at December 31, 2018 the current management of the Company has been unable to ascertain when the last corporation income tax returns were filed. As at December 31, 2018 the Company is current in its tax filing obligations for the years under control by the new management. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed it unnecessary to record any liability.

NOTE 9 – LOAN RECEIVABLE

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

NOTE 10 – CONVERTIBLE NOTE

On November 29, 2018 the Company entered into an agreement with Power Up Lending Group LLC. The terms and conditions are as follows:

The face value of the note is $53,000 at an interest rate of 8% and the maturity date is November 28, 2019. At the time of the disbursement there was a deduction from proceeds to the Company of $3,000 for legal fees related to the issuance of the promissory note. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 61% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of thirty-nine percent (39%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding the days will be multiplied by 0.61 ((to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.

The Company accounts for this conversion feature as a Beneficial Conversion Feature and has fully recognized the Beneficial Conversion Feature on inception. The fair value is calculated to be $53,000 for the expense portion of the note. This calculation is based on the current trading prices of the Company. Management has determined that this treatment, the expensing of the entire value of the note, is appropriate given the uncertain nature of the value of the Company and its stock. With this treatment there will be no revaluations until the note is paid or redeemed for stock.

NOTE 11 – OTHER EVENT

On September 30, 2017, the Company formed a wholly-owned subsidiary corporation, Crypto Equity Management Corp (“CEMC”) in the state of Colorado. The Company intends to use CEMC to pursue business opportunities in crypto-related sphere.

NOTE 12 – PRIVATE OFFERING

In December of 2017 the Company initiated a private offering to raise additional funds. A summary of this offering is as follows:

The offering is a maximum of 1,000,000 units at $0.50 per unit. Each unit consists of 1 common share of BlackStar Enterprise Group, Inc. (BlackStar), 1 warrant exercisable into 1 Digital Equity of BlackStar, (effective upon a registration statement) and 1 right to purchase 1 share of Crypto Equity Management Corp. at $10.00 per share. The units offered hereby are not registered and the underlying stock and digital share will be restricted under Rule 144 as to resale unless made effective by registration with the SEC, or another exemption is made available under the Securities Act of 1933. The Company reserves the right to accept an additional 1,000,000 units.

Management intends that the BlackStar Digital Equity be treated as a SAFE (Simple Agreement for Future Equity) contract. The terms and conditions of this contract are yet to be determined by the Company. It is considered to be a derivative equity instrument that, at present, has no value due to not being defined by any terms or conditions.

Management has researched and has found no definitive means for valuing the Digital Equity of BlackStar. First; the digital equity is not yet in existence, second; it is considered a tier 3 asset which relies on secondary sources of valuation which, at this time are not viable. The Internal Revenue Service in their Notice 2014-21 states “Virtual currency that has an equivalent value in real currency, or that acts as a substitute for real currency, is referred to as ‘convertible’ virtual currency.”

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

As at December 31, 2017 the Company had received a total of $60,000 in exchange for 120,000 units of this offering. The Company stock will be issued upon the earlier of full sale of all units or December 29, 2018.

NOTE 13 – GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Year Ended
	December 31,

	2018	2017

Bank charges	—	250
Clerical services	—	1,275
Continuing education	371	218
Computer programming	5,000
Dues and subscriptions	6,500	—
Investor relations	800	1,323
Meals and entertainment	—	292
Office expense	1,768	279
Corporate registration	7,901	12,500
Filing fees	5,455	3,800
Rent	1,443	1,572
Transfer Agent	9,942	2,627
Telephone	1,141	1,433
Travel	217	(36)
Website	—	450
	$40,538	$25,983

NOTE 14 - SUBSEQUENT EVENTS

As at April 11, 2019 management has determined that there are no events requiring disclosure to these financial statements.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Due to insufficient funds during the year ended December 31, 2018, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of April 11, 2019.

Name	Age	Position

John Noble Harris	72	Chief Executive Officer and Director
Joseph E. Kurczodyna	65	Chief Financial Officer and Director

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

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other entities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote approximately 30-40 hours per week to the Company's affairs.

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

The members of the Board and management are also the Board and Management of our parent, International Hedge Group, Inc. (“IHG”) and have ownership and compensation through IHG. IHG may be engaged by client borrowers of our Company to provide consulting services, and such poses a risk of financial conflict to our Company.

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

In the absence of a separate audit committee, our board of directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting control.

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the Fall of 2019 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2018, 2017, and 2016.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards ($)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(1)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris, CEO	2016	$10,000	0	0	$120,000	0	0	0	$130,000
	2017	0 (1)	0	0	0	0	0	0	0
	2018	0 (4)	0	0	0	0	0	0	0

Joseph E. Kurczodyna, CFO	2016	$10,000	0	0	$120,000	0	0	0	$130,000
	2017	0 (1)	0	0	0	0	0	0	0
	2018	0 (4)	0	0	0	0	0	0	0

Todd H. Lahr, Former President (2)	2016	$10,000	0	0	$260,000	0	0	0	$270,000
	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

All Current Executive Officers	2018	0 (4)	0	0	0	0	0	0	0

(1)	International Hedge Group, of which these persons are controlling parties, received $25,000 total as a consulting fee in the year ended December 31, 2017, and also owns 1,350,000 Warrants to purchase @ $0.05 expiring August 2019. Mr. Harris and Mr. Kurczodyna each own individually 1,500,000 warrants to purchase @ $0.05.

(2)	Resigned as President of BlackStar Enterprise Group, Inc. on February 8, 2017.

(3)	Using the Black-Scholes valuation model the Company assigned a value of $.04 to each warrant. The parameters used in the Black-Scholes model were as follows: stock price $0.04; strike price $0.05; volatility 172%; risk free rate 1.75% and time to expiration of 3 years. The total value of each issuance of warrants is listed in the column.

(4)	Management has accrued consulting fees of $104,331 for the year ended December 31, 2018, though none have been paid in the year.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control. Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached as Exhibit 10.1 to the Amend. No. 1 to the Form 10-K for the year ended December 31, 2017. The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agrees to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for BlackStar Enterprise Group, Inc.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2016, 2017 and 2018:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris	2016	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

Joseph E. Kurczodyna,	2016	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

Todd H. Lahr,	2016	0	0	0	0	0	0	$0
Former Director (1)	2017	0	0	0	0	0	0	$0

(1)	Mr. Lahr resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017.

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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective December 1, 2016, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2018, we have granted no stock options to purchase any shares of our common stock under the Plan.

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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of December 31, 2018.

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

On February 5, 2018, the Company completed an unregistered private placement offering of units in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company raised $165,000 through the sale of restricted units at $0.50 each, with each unit consisting of one (1) share of restricted common stock of BlackStar Enterprise Group, Inc. (“BlackStar”), one (1) warrant exercisable into one (1) Digital Equity of BlackStar, (subject to and effective upon a registration statement) and one (1) warrant to purchase one (1) share of Crypto Equity Management Corp. (“CEMC”) at $10.00 per share. The warrants were issued on the Company’s warrant form attached to the Form 10-K/A and Form 10-K/A-2 as Exhibit 10.2 and 10.3, respectively. We have implemented a SAFE with specific reference to the Digital Shares underlying the warrants of certain current shareholders. Although the warrants held by these shareholders are exercisable immediately under the terms of the warrant, the intention and understanding of the Company and investors is that the warrants will be exercised upon registration of the Digital Shares, as elaborated in the SAFE attached to the Form 10-K/A-2 as Exhibit 10.5.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	15,606,297	29%	15,606,297	29%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	15,606,297	29%	15,606,297	29%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common shares	All Directors and Executive Officers as a Group (2 persons) Common Shares	19,932,964	37.3%	19,932,964	37.3%

	All Directors and Executive Officers as a Group (2 persons) Preferred Shares	1,000,000	100%	N/A	N/A
(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 53,403,278 common shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any Digital Equities under a SAFE).

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and controlling International Hedge Group, Inc. and deemed beneficial owners.

(4)	International Hedge Group, Inc. (“IHG”), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as they jointly control IHG. IHG also controls voting of the Class A Super Majority Voting Preferred stock which votes 60% of the common at all times.

(5)	Including other affiliate companies of Mr. Harris and Mr. Kurczodyna.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	International Hedge Group, Inc. (4)	11,279,630	21%	11,279,630	21%

Class A Preferred Convertible Stock	International Hedge Group, Inc. (4)	1,000,000	100%	N/A	N/A

Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	15,606,297	29%	15,606,297	29%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Todd H. Lahr, Former President and Former Director (3)(4)(6)	22,335,186	42%	22,335,186	42%

Class A Preferred Convertible Stock	Todd H. Lahr, Former President and Former Director (3)(4)(6)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	15,606,297	29%	15,606,297	29%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 53,403,278 shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any Digital Equities under a SAFE)

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and controlling International Hedge Group, Inc. and deemed beneficial owners.

(4)	International Hedge Group, Inc. (“IHG”), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as they jointly control IHG. IHG also controls voting of the Class A Super Majority Voting Preferred stock which votes 60% of the common at all times.

(5)	Including other affiliate companies of Mr. Lahr, Mr. Harris and Mr. Kurczodyna.

(6)	Resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017 and as an Officer and Director of International Hedge Group, Inc. on February 9, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incurred approximately $16,200 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2018. We incurred approximately $23,760 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2017.

During the fiscal years ended December 31, 2018 and 2017, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3(i).1	Certificate of Incorporation of NPI08, Inc. – filed December 17, 2007 [1]
3(i).2	Certificate of Amendment of BlackStar Energy Group, Inc. – name change to BlackStar Enterprise Group, Inc. filed July 14, 2016 [1]
3(i).3	Certificate of Amendment filed August 25, 2016 [1]
3(i).4	Certificate of Correction filed August 25, 2016 [1]
3(i).5	Articles of Incorporation for Crypto Industry SRO Inc. [2]
3(ii).1	Bylaws of BlackStar Enterprise Group, Inc. [1]
10.1	Management Consulting Agreement – BlackStar Enterprise Group, Inc. and International Hedge Group, Inc., December 1, 2017 [3]
10.2	Warrant to Purchase Digital Shares of Common Stock – BlackStar Enterprise Group, Inc. [3]
10.3	Warrant to Purchase Shares of Common Stock – Crypto Equity Management Corp. [4]
10.4	Agreement with Solidgreen Software, LLC [4]
10.5	SAFE for BlackStar Digital Equities [4]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document [5]
101.SCH	XBRL Taxonomy Extension Schema Document [5]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [5]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [5]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [5]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [5]

[1]	Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 000-55730 on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated December 28, 2016, as amended.
[2]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated March 1, 2018.
[3]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated July 3, 2018.
[4]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated September 5, 2018.
[5]	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.

/s/ John Noble Harris	April 16, 2019
John Noble Harris
(Chief Executive Officer/Principal Executive Officer)

/s/ Joseph E. Kurczodyna	April 16, 2019
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Noble Harris	April 16, 2019
John Noble Harris, Director

/s/ Joseph E. Kurczodyna	April 16, 2019
Joseph E. Kurczodyna, Director