Form 10-Q
period 2019-03-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2019-05-20
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(303) 500-5073

(Registrant’s Telephone number)

_________________________________________

(Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of May 13, 2019, there were 52,000,000 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$—	$6,319
	—	—
Total Current assets	—	6,319

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(1,497)	(1,359)
Total fixed assets	162	300

Total Assets	$162	$6,619

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$15,227	$16,834
Accrued payables	1,429	383
Advances Related parties	23,100	12,882
Convertible note payable	53,000	53,000
Loan payable - related party	18,500	18,500

Total current liabilities	111,256	101,599

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized
with $0.0001 par value. 1,000,000
shares issued outstanding respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 52,000,000 issued and
outstanding at each period respectively	52,000	52,000

Additional paid in capital	1,890,353	1,890,353
Additional paid in capital - warrants	1,430,000	1,430,000
APIC - debt discount portion of convertible note	53,000	53,000
Accumulated deficit	(3,537,447)	(3,521,333)
Total Stockholders' Equity	(111,094)	(94,980)

Total Liabilities and Stockholders' Equity	$162	$6,619

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

REVENUE	$—	$—
Cost of revenues	—	—
GROSS PROFIT	—	—

Operating Expenses:
Depreciation	138	138
Legal and professional	8,308	26,510
Management consulting	2,430	71,000
Corporate registration expense	130	7,901
General and administrative	4,063	6,128
Total operating expenses	15,069	111,677

Income (loss) from operations	(15,069)	(111,677)

Other income (expense)
Interest income (expense)	(1,045)	—
Other income (expense) net	(1,045)	—

Income (loss) before provision	(16,114)	(111,677)
for income taxes

Provision (credit) for income tax	—	—

Net income (loss)	$(16,114)	$(111,677)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	52,000,000	52,000,000

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock			Preferred Stock				Stock
		Amount			Amount		Paid in	Subscriptions	Accumulated	Stockholders'
	Shares	($0.001	Par)	Shares	($0.001	Par)	Capital	Received	Deficit	Equity/(Deficit)
Balances - December 31, 2017	52,000,000	52,000		1,000,000	1,000		3,155,353	60,000	(3,109,953)	158,400

Subscriptions received								105,000		105,000
Net loss for the period	—	—		—	—		—		(111,677)	(111,677)
Balances - March 31, 2018	52,000,000	52,000		1,000,000	1,000		3,155,353	165,000	(3,221,630)	151,723

Stock issued for subscriptions	330,000	330					164,670	(165,000)		—
Shares cancelled	(330,000)	(330)					330			—
Warrants exercised	16,370,370	16,370					(16,370)			—
Shares cancelled	(16,370,370)	(16,370)					16,370
Net loss for the period	—	—					—		(24,012)	(24,012)
Balances - June 30, 2018	52,000,000	52,000		1,000,000	1,000		3,320,353	—	(3,245,642)	127,711

Subscriptions received								105,000
Stock issued for subscriptions	330,000	330					164,670	(165,000)
Shares cancelled	(330,000)	(330)					330
Warrant exercised	16,370,370	16,370					(16,370)
Shares cancelled	(16,370,370)	(16,370)					16,370
Net loss for the period									(25,085)	(25,085)
Balances - September 30, 2018	52,000,000	52,000		1,000,000	1,000		3,485,353	(60,000)	(3,270,727)	102,626

Debt discount							53,000			53,000
Net loss for the period	—	—		—	—		—	—	(250,606)	(250,606)
Balances - December 31, 2018	52,000,000	52,000		1,000,000	1,000		3,538,353	(60,000)	(3,521,333)	(94,980)
										—
Net loss for the period									(16,114)	(16,114)
Balances - March 31, 2019	52,000,000	$52,000		1,000,000	$1,000		$3,538,353	$(60,000)	$(3,537,447)	$(111,094)

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Cash Flows From Operating Activities:
Net income (loss)	$(16,114)	$(111,677)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	138	138
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	(1,607)	(3,220)
Increase/(Decrease) in accrued payables	1,046
Increase/(Decrease) in advances - related parties	10,218
	—	—
NET CASH USED IN OPERATING ACTIVITIES	(6,319)	(114,759)

CASH FLOWS USED IN INVESTING ACTIVITIES
	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Stock subscriptions received	—	105,000
	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	105,000

Net Increase (Decrease) In Cash	(6,319)	(9,759)

Cash At The Beginning Of The Period	6,319	34,454

Cash At The End Of The Period	$—	$24,695

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2019 and the year ended December 31, 2018, the Company has generated no revenues and has incurred losses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with Accounting Standards Update (“ASU”), Earnings per Share (Topic 260) which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic EPS would exclude any dilutive effects of options, warrants, and convertible securities but does include the restricted shares of common stock issued. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Under current Company policy the majority stockholder International Hedge Group has and intends to surrender an equivalent number of common shares each time shares are sold or converted from other instruments. As a result the EPS is the same for basic and diluted shares.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2019 and, does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

During the quarter ended December 31, 2018, the Company requested documentation relating to the collectability of the $145,000 note from International Hedge Group, Inc. (IHG). IHG responded that since their ability to pay this note was connected to their ability to collect the monies owed them by MeshWorks Media Corp they could not provide a definite date by which the note could be redeemed. Consequently, management has deemed it necessary to record a 100% impairment of the note and writing down the full value of the note in the quarter cited.

NOTE 6 – STOCKHOLDERS DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

On August 25, 2016 the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at March 31, 2019 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at March 31, 2019 the total number of common shares outstanding was 52,000,000. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016, the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders surrendered their stock and IHG acquired a 95% working interest in the Company.

During the quarter ended September,30 2016, the Company issued 1,322,579 shares of its common stock to satisfy certain accounts payable and notes payable plus accrued interest. The stock was valued at $0.04 per share which valued the total debt relief at $52,903. The debts discharged in these transactions were valued at $335,072. These transactions were with unrelated parties giving the Company a net gain of $282,569 as gain on debt relief.

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

As at March 31, 2019 the Company has not received any further notifications with respect to any exercise of any outstanding warrants

Warrant Table

	Date	Issue Life	Shares Under Warrant	Exercise Price	Remaining Life
Balance at	December 31, 2015		0	0	0
Granted	August 30, 2016	3.00	34,000,000	$0.05	0
Exercised	June 14, 2017		17,000,000	0	0
Issued	July 5, 2017	5.00	100,000	$0.60	3.76
Exercised	June 14, 2018		17,000,000	0	0
Expired			0	0	0
Balance at	March 31, 2019		100,000	$0.60	3.76

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

Income tax valuation allowance

	March 31,	December 31,
	2019	2018
Net loss before income taxes	$(16,114)	$(411,380)
Adjustments to net loss
Warrant expense	—	53,000
	—	—
Net taxable income (loss)	(16,114)	(358,380)
Income tax rate	26%	26%
Income tax recovery	4,200	93,180
Valuation allowance change	(4,200)	(93,180)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets at March 31, 2019, December 31, 2018 and 2017 are as follows:

Components of deferred income tax assets

	March 31,	December 31,	December 31,
	2019	2018	2017
Net operating loss carryforward	$582,739	$566,625	$208,245

Valuation allowance	(582,739)	(566,625)	(208,245)

Net deferred income tax asset	$—	$—	$—

As of March 31, 2019, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of the accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2018 and 2017, and no interest or penalties have been accrued as of March 31, 2019. As of March 31, 2019 and December 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at March 31, 2019 the Company is current with federal and state income tax filings through 2017. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed it unnecessary to record any liability.

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

NOTE 13 – GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Three Months Ended
	March 31,
	2019	2018

Continuing education	299	371
Filing fees	—	830
Meals and entertainment	—	800
Office expense	318	374
Rent expense	372	355
Transfer Agent	2,898	2,926
Travel expense	—	203
Utilities	176	269

	$4,063	$6,128

NOTE 14 - SUBSEQUENT EVENTS

On April 30, 2019 the Company entered into an agreement with Auctus Fund LLC. The terms and conditions are as follows:

The face value of the note is $110,000 at an interest rate of 12% and the maturity date is January 26, 2020. At the time of the disbursement there was a deduction from proceeds to the Company of $12,750 for legal and due diligence fees related to the issuance of the promissory note. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the lowest trading price during the previous 25-day trading period. This represents a discount of fifty percent (50%). The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are 440,000 warrants attached to this note, exercisable for five (5) years from April 26, 2019 at $0.25 per share. Further details may be found in the Form 8-K filed May 7, 2019, incorporated herein by reference.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2019, we had an accumulated deficit totaling $3,537,447. This raises substantial doubts about our ability to continue as a going concern.

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

The Company plans to design and build the Peer-to-Peer (“P2P”) BDTP at a cost of $105,000 USD over the next several months, subject to obtaining sufficient funding. As of September 2018, the following components of BDTP have been completely designed: data model, reports, web-based user interface, blockchain interface, transaction logic, and cloud interface. The next phase will involve building the platform, followed by demonstration to regulatory agencies and potential implementation.

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

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

We intend to expend funds over the next four quarters as follows:

2nd Quarter 2019	· BDTP Software Development/Ventures	· $250,000
	· Operations	· $50,000

3rd Quarter 2019	· BDTP Software Implementation/Ventures	· $250,000
	· Operations	· $50,000

4th Quarter 2019	· Ventures	· $250,000
	· Operations	· $50,000

1st Quarter 2020	· Ventures	· $250,000
	· Operations	· $50,000

Our Budget for operations in the next year is as follows:

BDTP Development	$500,000
Working Capital –Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of nil as of March 31, 2019, we have no cash for an operational budget. We have recently received funds from the convertible promissory note entered into on April 30, 2019 to continue to provide operational funds. We intend to offer a private placement of stock or Notes to investors in order to achieve an additional approximately $800,000 in funding in the next six months. We intend to commence this offering in the 2nd Quarter of 2019. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were nil as of the end of the 1st Quarter, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 for each of three quarters in 2019 in operational costs which includes ordinary legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

Results of Operations

For the Three Months Ended March 31, 2019 compared to same period in 2018

During the three months ended March 31, 2019 and 2018, we had no revenue, no cost of revenues, and no gross profit. During the three months ended March 31, 2019, we recognized a net loss of $(16,114) compared to a net loss of $(111,677) during the three months ended March 31, 2018. The net loss was due to operating expenses of $15,069. Our operating expenses included $138 in depreciation, $8,308 in legal and professional fees, $2,430 in management consulting fees, $130 in corporate registration expense, and $4,063 in general and administrative fees, for a total of $15,069 for the three months ended March 31, 2019. Operating expenses were lower for the quarter ended March 31, 2019 compared to the same quarter in 2018, due mainly to lower legal and professional fees, and lower management consulting fees for the quarter, resulting in a lesser net loss for the three months ended March 31, 2019 compared to the same period in 2018 by $95,563.

Net loss per share for the three-month period in 2019 and 2018 was $0.00 and $0.00 per share, respectively.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(3,537,447) as of March 31, 2019, compared to an accumulated deficit of $(3,521,333) at December 31, 2018, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

At March 31, 2019, we had total current assets of nil in cash, compared to $6,319 at December 31, 2018. Our total assets at March 31, 2019 were $162 compared to $6,619 as of December 31, 2018. Our total assets of $162 at March 31, 2019 consist of $162 in fixed assets. Current liabilities at March 31, 2019 were $111,256 compared to $101,599 at December 31, 2018. Current liabilities at March 31, 2019 consisted of accounts payable of $15,227, accrued payables of $1,429, an advance payable to a related party of $23,100, a convertible promissory note payable of $53,000, and a loan payable to a related party of $18,500. At March 31, 2019, we had a deficit of ($111,256) in working capital, compared to a deficit of ($95,280) at December 31, 2018.

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

We do not anticipate any significant changes in the number of employees unless we significantly increase the size of our operations. We believe that we do not require the services of additional independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, we may need to supplement our staff in this manner.

Financing Activities

During the three months ended March 31, 2019, the Company received $0 from subscription agreements or private placement offerings. The Company received shareholder contributions in the amount of $0 in the three months ended March 31, 2019. Net cash provided by financing activities was $0 for the three months ended March 31, 2019.

During the three months ended March 31, 2018, the Company received subscriptions for a total of $105,000 of common stock. During the year ended December 31, 2018, the Company received $105,000 in shareholder subscriptions to be used in the Company’s regular activities. As of December 31, 2018, the Company has used these proceeds on the Company’s operations. For the subscriptions totaling $165,000, including subscriptions from 2017, the Company issued 330,000 shares of common stock and IHG simultaneously retired to treasury 330,000 shares of common stock as an anti-dilutive measure.

Investing Activities

Net cash used in investing activities was $0 for the three-month period. The same was true for the three-month period ended March 31, 2018.

Operating Activities

During the three months ended March 31, 2019, we used $(6,319) in cash for our net operating activities, compared to $(114,759) used in operating activities for the same period in 2018. The decreased amount of cash used in operating activities is attributable to a smaller net loss in the three months ended March 31, 2019.

During the year ended December 31, 2018, the Company used cash in the amount of ($114,759) in operating activities, compared to ($113,221) over the previous year.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2019 and December 31, 2018, we had accumulated deficit of $3,537,447 and $3,521,333, respectively and we will require additional working capital to fund operations through 2019 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2018, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes to risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: May 20, 2019	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: May 20, 2019	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

