Form 10-Q
period 2019-06-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2019-08-19
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(303) 500-5073

(Registrant’s Telephone number)

____________________________________

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

As of August 13, 2019, there were 52,000,000 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2019	2018

ASSETS

Current assets
Cash	$20,444	$6,319
Prepaid interest	8,889
Total Current assets	29,333	6,319

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(1,659)	(1,359)
Total fixed assets	—	300

Total Assets	$29,333	$6,619

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$51,490	$16,834
Accrued payables	5,373	383
Advances Related parties	23,360	12,882
Convertible note payable	147,000	53,000
Notes payable	30,000	—
Loan payable - related party	18,500	18,500

Total current liabilities	275,723	101,599

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized
with $0.001 par value. 1,000,000
shares issued outstanding respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.001 par value. 52,000,000 issued and
outstanding at each period respectively	52,000	52,000

Additional paid in capital	1,955,353	1,890,353
Additional paid in capital - warrants	1,562,593	1,430,000
APIC - debt discount portion of convertible note	163,000	53,000
Accumulated deficit	(3,980,336)	(3,521,333)
Total Stockholders' Equity (Deficit)	(246,390)	(94,980)

Total Liabilities and Stockholders' Equity	$29,333	$6,619

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—
Cost of revenues			—	—
GROSS PROFIT	—	—	—	—

Operating Expenses:
Depreciation	162	138	300	277
Computer programming	1,000	5,000	1,000	5,000
Management consulting	54,000	7,500	56,430	78,500
Filing fees	1,722	2,625	1,722	3,455
Legal and professional	78,599	6,966	86,907	33,476
Registration expense	6,500	—	6,630	7,900
Transfer agent	3,000	1,061	5,898	3,987
General and administrative	1,258	723	2,422	3,094
Total operating expenses	146,241	24,013	161,309	135,689

Income (loss) from operations	(146,241)	(24,013)	(161,309)	(135,689)

Other income (expense)
Convertible note expense	(110,000)		(110,000)	—
Warrant expense	(132,593)		(132,593)	—
Interest income (expense)	(54,055)	—	(55,101)	—
Other income (expense) net	(296,648)	—	(297,694)	—

Income (loss) before provision	(442,889)	(24,013)	(459,003)	(135,689)
for income taxes

Provision (credit) for income tax	—	—	—	—

Net income (loss)	$(442,889)	$(24,013)	$(459,003)	$(135,689)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	52,000,000	52,000,000	52,000,000	52,000,000

The accompanying notes are an integral part of these financial statements.
4

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT

	Common Stock			Preferred Stock				Stock
		Amount			Amount		Paid in	Subscriptions	Accumulated	Stockholders'
	Shares	($0.001	Par)	Shares	($0.001	Par)	Capital	Received	Deficit	Equity/(Deficit)

Balances - December 31, 2017	52,000,000	52,000		1,000,000	1,000		3,155,353	60,000	(3,109,953)	158,400

Subscriptions received								105,000		105,000
Net loss for the period	—	—		—	—		—		(111,677)	(111,677)
Balances - March 31, 2018	52,000,000	52,000		1,000,000	1,000		3,155,353	165,000	(3,221,630)	151,723

Stock issued for subscriptions	330,000	330					164,670	(165,000)		—
Shares cancelled	(330,000)	(330)					330			—
Warrants exercised	16,370,370	16,370					(16,370)			—
Shares cancelled	(16,370,370)	(16,370)					16,370
Net loss for the period	—	—					—		(24,012)	(24,012)
Balances - June 30, 2018	52,000,000	52,000		1,000,000	1,000		3,320,353	—	(3,245,642)	127,711

Net loss for the period									(25,085)	(25,085)
Balances - September 30, 2018	52,000,000	52,000		1,000,000	1,000		3,320,353	—	(3,270,727)	102,626

Debt discount							53,000			53,000
Net loss for the period	—	—		—	—		—	—	(250,606)	(250,606)
Balances - December 31, 2018	52,000,000	52,000		1,000,000	1,000		3,373,353	—	(3,521,333)	(94,980)

Net loss for period									(16,114)	(16,114)
Balances - March 31, 2019	52,000,000	52,000		1,000,000	1,000		3,373,353	—	(3,537,447)	(111,094)

Shares issued for interest on loans	150,000	150					48,850			49,000
Shares issued for conversion on NP	139,891	140					15,860			16,000
Shares cancelled	(289,891)	(290)					290			—
Paid in Capital - Warrants							132,593			132,593
Paid in Capital - Convertible note							110,000			110,000
Net loss for period ended June 30, 2019									(442,889)	(442,889)
Balances - June 30, 2019	$52,000,000	$52,000		$1,000,000	$1,000		$3,680,946	$—	$(3,980,336)	$(246,390)

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

Cash Flows From Operating Activities:
Net income (loss)	$(459,003)	$(135,689)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	300	277
Stock issued with note payable	49,000
Convertible note discount	110,000
Warrant expense	132,593
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	34,656	(2,121)
Increase/(Decrease) in accrued payables	4,990
Increase in prepaid interest	(8,889)	—
NET CASH USED IN OPERATING ACTIVITIES	(136,353)	(137,533)

CASH FLOWS USED IN INVESTING ACTIVITIES
	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscribed	—	(60,000)
Proceeds from sales of common stock	—	165,000
Increase in notes payable	140,000
Increase in advances - related parties	10,478	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	150,478	105,000

Net Increase (Decrease) In Cash	14,125	(32,533)

Cash At The Beginning Of The Period	6,319	34,454

Cash At The End Of The Period	$20,444	$1,921

Supplemental Disclosure

Cash paid for interest	$10,000	$—
Cash paid for taxes	$—	$—

Schedule of non-cash investing and financing activity

Note payable converted to common stock	$16,000	$—

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2019 and the year ended December 31, 2018, the Company has generated no revenues and has incurred substantial losses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The continuation of the Company as a going concern is dependent upon its ability to raise equity and/or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of August 6, 2019 and, does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. This equipment is being depreciated over a three-year life and the Company has recorded a depreciation expense of $300 for the current period.

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

On August 25, 2016 the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at June 30, 2019 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at June 30, 2019 the total number of common shares outstanding was 52,000,000. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016, the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company.

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

During the quarter ended December 31, 2018, the Company negotiated a loan in the amount of $53,000 to sustain operations. The note is payable in cash or stock in one year. The conditions of note are explained in greater detail in the footnote: CONVERTIBLE NOTE.

During the quarter ended June 30, 2019 the Company negotiated a loan in the amount of $110,000 to sustain operations. The note is payable in cash or stock in nine months. The conditions of the note are explained in greater detail in the footnote, CONVERTIBLE NOTE.

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

Concurrent with the receipt of the $110,000 in the form of a convertible note the Company was required to issue warrants in the amount of 440,000. These warrants have a life of 5 years and are exercisable at a value of $0.25. Using the Black-Scholes valuation model a value of $132,593 is assigned to these warrants. The parameters used in the Black-Scholes model were as follows: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and time to expiration of 5 years. This expense is recorded on the books of the Company as “Warrant expense” with an offsetting entry in the Stockholder’s Deficit section as “Additional paid in capital – Warrants.”

Warrant Table

	Date	Issue Life	Shares Under Warrant	Exercise Price	Remaining Life
Balance at	December 31, 2015		0	0	0
Granted	August 30, 2016	3.00	34,000,000	$0.05	0.00
Exercised	June 14, 2017		(17,000,000)	0	0
Issued	July 5, 2017	5.00	100,000	$0.60	3.00
Exercised	June 14, 2018		(17,000,000)	0	0
Issued	April 26, 2019	5.00	440,000	0.25	4.83
Expired			0	0	0
Balance at	June 30, 2019		540,000	$0.31	3.26

As at June 30, 2019 the Company has not received any notifications as to the exercise of any warrants.

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

Income tax valuation allowance

	June 30,	December 31,	December 31,
	2019	2018	2017
Net loss before income taxes	$(459,003)	$(411,380)	$(116,138)
Adjustments to net loss
Warrant expense	132,593	53,000	—
Convertible note expense	110,000	—	—
Net taxable income (loss)	(235,410)	(358,380)	(116,138)
Income tax rate	26%	26%	26%
Income tax recovery	56,300	93,180	30,200
Valuation allowance change	(56,300)	(93,180)	(30,200)
Provision for income taxes	$—	$—	$—

The significant components of deferred income tax assets at June 30, 2019, December 31, 2018 and 2017 are as follows:

Components of deferred income tax assets

	June 30,	December 31,	December 31,
	2019	2018	2017
Net operating loss carryforward	$783,035	$566,625	$208,245

Valuation allowance	(783,035)	(566,625)	(208,245)

Net deferred income tax asset	$—	$—	$—

As of June 30, 2019, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of prior accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2018 and 2017, and no interest or penalties have been accrued as of June 30, 2019. As of December 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at June 30, 2019 the Company is current with federal and state income tax filings through 2018. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

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

During the quarter ended June 30, 2019 the Company received two loans from private individuals. The first was in the amount of $20,000 with an interest rate of 11% and a due date of October 24, 2019. In addition, the lender received 100,000 shares of the Company’s common stock valued at $38,000 based on the share price on the date of issuance. This amount was recorded as interest expense for the quarter. The second loan was in the amount of $10,000 with an interest rate of 11% and a due date of October 29, 2019. In addition, the lender received 100,000 shares of the Company’s common stock valued at $30,000 based on the share price on the date of issuance. This amount was likewise recorded as an interest expense for the quarter.

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

On June 5, 2019 the lender notified the Company of their intent to convert $8,000 of the debt into shares of the Company’s common stock. The effective conversion price for these shares was $0.1525. At this conversion rate the number of shares to be issued was 52,459.

On June 24, 2019 the lender notified the Company of their intent to convert $8,000 of the debt into shares of the Company’s common stock. The effective conversion price for these shares was $0.0915. At this conversion rate the number of shares to be issued was 87,432.

These shares were automatically issued by the transfer agent pursuant to a condition of the original loan agreement. On June 26, 2019 International Hedge Group cancelled an equal number of shares out of their position so that the total number of common shares remained at 52,000,000.

On April 26, 2019, the Company entered into an agreement with Auctus Fund LLC. The terms and conditions are as follows:

The face value of the note is $110,000 at an interest rate of 12% and the maturity date is January 26, 2020. At the time of the disbursement there was a deduction from proceeds to the Company of $2,750 for legal fees related to the issuance of the promissory note and a deduction of $10,000 as prepaid interest to the lender of which $1,111 was expensed in the current quarter. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of fifty percent (50%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding the days will be multiplied by 0.50 ((to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are also 440,000 warrants attached to this note with an exercise price of $0.25 and a life of 5 years.

The Company accounts for this conversion feature as a Beneficial Conversion Feature and has fully recognized the Beneficial Conversion Feature on inception. The fair value is calculated to be $110,000 for the expense portion of the note. This calculation is based on the current trading prices of the Company. Management has determined that this treatment, the expensing of the entire value of the note, is appropriate given the uncertain nature of the value of the Company and its stock. With this treatment there will be no revaluations until the note is paid or redeemed for stock.

The Company has accounted for the value of the warrants using the Black-Scholes model with a stock price of $0.38, volatility of 98%, risk free rate of 2.25% and a life of 5 years. Within these parameters the Company has recorded a warrant expense of $132,593.

NOTE 11 – NOTES PAYABLE

On April 24, 2019, the Company received $20,000 from an individual. The terms of this note are: a due date of October 24, 2019 and an interest rate of 11%. In addition, the individual received 100,000 shares of restricted common stock. These shares were valued at $30,000 which represents the trading price as of the date indicated.

On April 29, 2019 the Company received $10,000 from an individual. The terms of this note are: due date October 29, 2019 and an interest rate of 11%. In addition, the individual received 50,000 shares of restricted common stock. These shares were valued at $19,000 which represents the trading price as of the date indicated.

The $49,000 value of the common stock was recorded as interest expense for the quarter ended June 30, 2019.

NOTE 12 – OTHER EVENT

On September 30, 2017, the Company formed a wholly-owned subsidiary corporation, Crypto Equity Management Corp (“CEMC”) in the state of Colorado. The Company intends to use CEMC to pursue business opportunities in cryptocurrency sphere. These financial statements as currently presented reflect the combined operations of BEGI and CEMC.

NOTE 13 – PRIVATE OFFERING

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

NOTE 14 – GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2019	2018	2019	2018

Continuing education	248	—	547	370
Investor relations				800
Meals and entertainment	153	—	219	—
Office expense	227	101	479	474
Rent expense	371	355	743	711
Travel	—	—	—	203
Utilities	258	267	434	536
	—	—
	$1,257	$723	$2,422	$3,094

NOTE 15 - SUBSEQUENT EVENTS

On July 23, 2019 the Company received notice from Power Up Lending Group of their intention to exercise their right to convert $10,000 of their note into shares of the Company’s common stock. The effective conversion rate is $0.0625. At this rate the number of shares to be issued is 160,000.

As of August 13, 2019, there have been no events that would require additional disclosure to these financial statements.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2019, we had an accumulated deficit totaling $3,980,336. This raises substantial doubts about our ability to continue as a going concern.

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

As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT or blockchain. BlackStar intends to facilitate funding and management of DLT-involved companies through majority controlled joint ventures through its subsidiary CEMC. BlackStar, through CEMC, intends to initially control and manage each venture. Potential ventures for both BlackStar and CEMC will be analyzed using the combined business experience of its executives, with CEMC looking to fill those venture criteria with companies in crypto-related businesses such as blockchain or DLT technologies. The Company does not intend to develop Investment Objectives or “criteria” in any manner but will rely on the acumen and experience of its executives.

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

The Company plans to design and build the Peer-to-Peer (“P2P”) BDTP at a cost of $105,000 USD over the next several months, subject to obtaining sufficient funding. As of September 2018, the following components of BDTP had been completely designed: data model, reports, web-based user interface, blockchain interface, transaction logic, and cloud interface. The next phase will involve building the platform, followed by demonstration to regulatory agencies and potential implementation. The Company is attempting to secure additional financing to complete the BDTP.

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

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

We intend to expend funds over the next four quarters as follows:

3rd Quarter 2019	· BDTP Software Development/Ventures	· $250,000
	· Operations	· $50,000

4th Quarter 2019	· BDTP Software Implementation/Ventures	· $250,000
	· Operations	· $50,000

1st Quarter 2020	· Ventures	· $250,000
	· Operations	· $50,000

2nd Quarter 2020	· Ventures	· $250,000
	· Operations	· $50,000

Our Budget for operations in the next year is as follows:

BDTP Development	$500,000
Working Capital –Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of $20,444 as of June 30, 2019, we have limited cash for an operational budget. We have recently received funds from the convertible promissory note entered into on April 30, 2019 to continue to provide operational funds. We intend to offer a private placement of stock or Notes to investors in order to achieve an additional approximately $800,000 in funding in the next six months. We have not yet commenced the offering, but intend to commence this offering in the 3rd Quarter of 2019. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were $20,444 as of the end of the 2nd Quarter, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 for each of two remaining quarters in 2019 in operational costs which includes ordinary legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

Results of Operations

For the Three Months Ended June 30, 2019 compared to same period in 2018

During the three months ended June 30, 2019 and 2018, we had no revenue, no cost of revenues, and no gross profit. During the three months ended June 30, 2019, we recognized a net loss of $(442,889) compared to a net loss of $(24,013) during the three months ended June 30, 2018. Our operating expenses included $162 in depreciation, $1,000 in computer programming, $54,000 in management consulting fees, $1,722 in filing fees, $78,599 in legal and professional fees, $6,500 in registration expenses, $3,000 in transfer agent fees, and $1,258 in general and administrative fees, for a total of $146,241 for the three months ended June 30, 2019. Higher legal and professional fees and management consulting fees increased the total operating expenses in the three months ended June 30, 2019 by $122,228 compared to the same period ended June 30, 2018. Our net loss from operations was $(146,241) for the three months ended June 30, 2019 compared to net loss from operations of $(24,013) for the same period ended June 30, 2018.

For the three months ended June 30, 2019, we had convertible note expenses of $(110,000), a warrant expense of $(132,593), and interest expense of $(54,055), resulting in other net expenses of $(296,648). We had no other expenses in the same period ended June 30, 2018.

Net loss per share for the three-month period in 2019 and 2018 was $(0.01) and $(0.00) per share, respectively.

For the Six Months Ended June 30, 2019 compared to same period in 2018

During the six months ended June 30, 2019 and 2018, we had no revenue, no cost of revenues, and no gross profit. During the six months ended June 30, 2019, we recognized a net loss of $(459,003) compared to a net loss of $(135,689) during the six months ended June 30, 2018. The net loss was due to operating expenses of $161,309. Our operating expenses included $300 in depreciation, $1,000 in computer programming, $56,430 in management consulting fees, $1,722 in filing fees, $86,907 in legal and professional fees, $6,630 in registration expenses, $5,898 in transfer agent fees, and $2,422 in general and administrative fees, for a total of $161,309 for the six months ended June 30, 2019. Operating expenses were higher by $25,620 for the six months ended June 30, 2019 compared to the same period in 2018, due mainly to higher legal and professional fees, resulting in a greater net loss for the six months ended June 30, 2019 compared to the same period in 2018. Our net loss from operations was $(161,309) for the six months ended June 30, 2019 compared to net loss from operations of $(135,689) for the same period ended June 30, 2018.

For the six months ended June 30, 2019, we had convertible note expenses of $(110,000), a warrant expense of $(132,593), and interest expense of $(55,101), resulting in other net expenses of $(297,694). We had no other expenses in the same period ended June 30, 2018.

Net loss per share for the six-month period in 2019 and 2018 was $(0.01) and $(0.00) per share, respectively.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(3,980,336) as of June 30, 2019, compared to an accumulated deficit of $(3,521,333) at December 31, 2018, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

At June 30, 2019, we had total current assets of $29,333 comprised of $20,444 in cash and $8,889 in prepaid interest, compared to $6,319 total current assets at December 31, 2018. Our total assets at June 30, 2019 were $29,333 compared to $6,619 as of December 31, 2018. Current liabilities at June 30, 2019 were $275,723 compared to $101,599 at December 31, 2018. Current liabilities at June 30, 2019 consisted of accounts payable of $51,490, accrued payables of $5,373, an advance payable to a related party of $23,360, a convertible promissory note payable of $147,000, notes payable of $30,000, and a loan payable to a related party of $18,500. At June 30, 2019, we had a deficit of ($246,390) in working capital, compared to a deficit of ($95,280) at December 31, 2018.

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

Financing Activities

During the six months ended June 30, 2019, the Company received $0 from subscription agreements or private placement offerings. The Company received shareholder contributions in the amount of $0 in the six months ended June 30, 2019. We recorded $140,000 in notes payable and $10,478 in advances to related parties. Net cash provided by financing activities was $150,478 for the six months ended June 30, 2019, compared to $105,000 for the same period the year before.

During the six months ended June 30, 2018, the Company did not receive subscriptions of common stock. During the year ended December 31, 2018, the Company had net cash provided by financing activities of $158,000 compared to $28,500 over the previous year.

Investing Activities

Net cash used in investing activities was $0 for the six-month period. The same was true for the six-month period ended June 30, 2018.

Operating Activities

During the six months ended June 30, 2019, we used $(136,353) in cash for our net operating activities, compared to $(137,533) used in operating activities for the same period in 2018. We recorded $10,000 in cash paid for interest and had one note payable converted to common stock recorded at $16,000 for the six months ended June 30, 2019.

During the year ended December 31, 2018, the Company used cash in the amount of ($331,135) in operating activities, compared to ($113,221) over the previous year.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2019 and December 31, 2018, we had accumulated deficit of $(3,980,336) and $(3,521,333), respectively and we will require additional working capital to fund operations through 2019 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: August 19, 2019	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: August 19, 2019	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

