Form 10-Q
period 2019-09-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2019-11-19
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(303) 500-5073

(Registrant’s Telephone number)

___________________________________

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

As of November 8, 2019, there were 53,853,443 shares of the registrant’s common stock, $.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$—	$6,319
Prepaid interest	3,782	—
Total Current assets	3,782	6,319

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(1,659)	(1,359)
Total fixed assets	—	300

Total Assets	$3,782	$6,619

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$58,838	$16,834
Bank overdraft	759	—
Accrued payables	10,335	383
Advances Related parties	23,360	12,882
Convertible note payable	137,000	53,000
Notes payable	30,000	—
Loan payable - related party	18,500	18,500

Total current liabilities	278,792	101,599

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized
with $0.001 par value. 1,000,000
shares issued outstanding respectively	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.001 par value. 52,000,000 issued and
outstanding at each period respectively	52,160	52,000

Additional paid in capital	1,965,193	1,890,353
Additional paid in capital - warrants	1,562,593	1,430,000
APIC - debt discount portion of convertible note	163,000	53,000
Accumulated deficit	(4,018,956)	(3,521,333)
Total Stockholders' Equity (Deficit)	(275,010)	(94,980)

Total Liabilities and Stockholders' Equity	$3,782	$6,619

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—
Cost of revenues	—	—	—	—
GROSS PROFIT	—	—	—	—

Operating Expenses:
Depreciation	—	138	300	415
Computer programming	—	—	1,000	5,000
Management consulting	16,400	791	72,830	79,266
Filing fees	2,000	1,000	3,722	4,455
Legal and professional	2,350	20,165	89,257	53,615
Registration expense	6,500	—	13,130	7,901
Transfer agent	301	1,587	6,199	6,121
General and administrative	1,000	1,404	3,422	4,001
Total operating expenses	28,551	25,085	189,860	160,774

Income (loss) from operations	(28,551)	(25,085)	(189,860)	(160,774)

Other income (expense)
Convertible note expense	—	—	(110,000)	—
Warrant expense	—	—	(132,593)	—
Interest income (expense)	(10,069)	—	(65,170)	—
Other income (expense) net	(10,069)	—	(307,763)	—

Income (loss) before provision	(38,620)	(25,085)	(497,623)	(160,774)
for income taxes

Provision (credit) for income tax	—	—	—	—

Net income (loss)	$(38,620)	$(25,085)	$(497,623)	$(160,774)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	52,000,000	52,000,000	52,000,000	52,000,000

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

	Common Stock		Preferred Stock			Stock
	Amount		Amount	Paid in	Subscriptions	Accumulated	Stockholders'
	Shares	($0.001Par)	Shares	($0.001Par)	Capital	Received	Deficit	Equity/(Deficit)

Balances - December 31, 2017	52,000,000	52,000	1,000,000	1,000	3,155,353	60,000	(3,109,953)	158,400

Subscriptions received	—	—	—	—	—	105,000	—	105,000
Net loss for the period	—	—	—	—	—		(111,677)	(111,677)
Balances - March 31, 2018	52,000,000	52,000	1,000,000	1,000	3,155,353	165,000	(3,221,630)	151,723

Stock issued for subscriptions	330,000	330	—	—	164,670	(165,000)	—	—
Shares cancelled	(330,000)	(330)	—	—	330	—	—	—
Warrants exercised	16,370,370	16,370	—	—	(16,370)	—	—	—
Shares cancelled	(16,370,370)	(16,370)	—	—	16,370	—	—	—
Net loss for the period	—	—	—	—	—	—	(24,012)	(24,012)
Balances - June 30, 2018	52,000,000	52,000	1,000,000	1,000	3,320,353	—	(3,245,642)	127,711

Net loss for the period	—	—	—	—	—	—	(25,085)	(25,085)
Balances - September 30, 2018	52,000,000	52,000	1,000,000	1,000	3,320,353	—	(3,270,727)	102,626

Debt discount	—	—	—	—	53,000	—	—	53,000
Net loss for the period	—	—	—	—	—	—	(250,606)	(250,606)
Balances - December 31, 2018	52,000,000	52,000	1,000,000	1,000	3,373,353	—	(3,521,333)	(94,980)

Net loss for period	—	—	—	—	—	—	(16,114)	(16,114)
Balances - March 31, 2019	52,000,000	52,000	1,000,000	1,000	3,373,353	—	(3,537,447)	(111,094)

Shares issued for interest on loans	150,000	150	—	—	48,850	—	—	49,000
Shares issued for conversion on NP	139,891	140	—	—	15,860	—	—	16,000
Shares cancelled	(289,891)	(290)	—	—	290	—	—	—
Paid in Capital - Warrants	—	—	—	—	132,593	—	—	132,593
Paid in Capital - Convertible note	—	—	—	—	110,000	—	—	110,000
Net loss for period ended June 30, 2019	—	—	—	—	—	—	(442,889)	(442,889)
Balances - June 30, 2019	52,000,000	52,000	1,000,000	1,000	3,680,946	$—	(3,980,336)	(246,390)

Shares issued for conversion of NP	160,000	160	—	—	9,840	—	—	10,000
Net loss for period ended Sept. 30, 2019	—	—	—	—	—	—	(38,620)	(38,620)
Balances - September 30, 2019	52,160,000	$52,160	1,000,000	$1,000	$3,690,786	$—	$(4,018,956)	$(275,010)

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(497,623)	$(160,774)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	300	415
Convertible note discount	110,000	—
Warrant expense	132,593	—
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	42,763	15,873
Increase/(Decrease) in accrued payables	9,952	—
Increase in advances payable – related parties		5,066
Increase in prepaid interest	(3,782)	—
NET CASH USED IN OPERATING ACTIVITIES	(205,797)	(139,420)

CASH FLOWS USED IN INVESTING ACTIVITIES
	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	75,000	165,000
Common stock subscribed	—	(60,000)
Increase in notes payable	114,000	—
Increase in advances - related parties	10,478	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	199,478	105,000

Net Increase (Decrease) In Cash	(6,319)	(32,533)

Cash At The Beginning Of The Period	6,319	34,454

Cash At The End Of The Period	$—	$1,921

Supplemental Disclosure

Cash paid for interest	$10,000	$—
Cash paid for taxes	$—	$—

Schedule of non-cash investing and financing activity	—	—

Note payable converted to common stock	$26,000	$—

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company has generated no revenues and has incurred substantial losses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of November 6, 2019 and, does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. This equipment is being depreciated over a three-year life and the Company has recorded a depreciation expense of $0 for the current period.

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

On August 25, 2016 the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at September 30, 2019 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

As at September 30, 2019 the total number of common shares outstanding was 52,160,000. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016, the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company.

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

Warrant Table

	Date	Issue Life	Shares Under Warrant	Exercise Price	Remaining Life
Balance at	December 31, 2015		0	0	0
Granted	August 30, 2016	3.00	34,000,000	$0.05	0.00
Exercised	June 14, 2017		(17,000,000)	0	0
Issued	July 5, 2017	5.00	100,000	$0.60	2.17
Exercised	June 14, 2018		(17,000,000)	0	0
Issued	April 26, 2019	5.00	440,000	0.25	4.58
Expired			0	0	0
Balance at	September 30, 2019		540,000	$0.31	3.26

As at September 30, 2019 the Company has not received any notifications as to the exercise of any warrants.

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

Income tax valuation allowance

	September 30,	December 31,	December 31,
	2019	2018	2017
Net loss before income taxes	$(497,623)	$(411,380)	$(116,138)
Adjustments to net loss
Warrant expense	132,593	53,000	—
Convertible note expense	110,000	—	—
Net taxable income (loss)	(255,030)	(358,380)	(116,138)
Income tax rate	26%	26%	26%
Income tax recovery	66,300	93,180	30,200
Valuation allowance change	(66,300)	(93,180)	(30,200)
Provision for income taxes	$—	$—	$—

The significant components of deferred income tax assets at September 30, 2019, December 31, 2018 and 2017 are as follows:

Components of deferred income tax assets

	September 30,	December 31,	December 31,
	2019	2018	2017
Net operating loss carryforward	$821,655	$566,625	$208,245

Valuation allowance	(821,655)	(566,625)	(208,245)

Net deferred income tax asset	$—	$—	$—

As of September 30, 2019, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of prior accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2018 and 2017, and no interest or penalties have been accrued as of September 30, 2019. As of December 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at September 30, 2019 the Company is current with federal and state income tax filings for 2018, 2017 and 2016 The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

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

On July 23, 2019 the lender notified the Company of their intent to convert $10,000 of the debt into shares of the Company’s common stock. The effective conversion price for these shares was $0.0625. At this conversion rate the number of shares to be issued was 160,000.

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

As of the date of these financial statements this subsidiary is inactive.

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

NOTE 14 – GENERAL AND ADMINISTRATIVE EXPENSES

Components of General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Continuing education	199	—	746	370
Investor relations		448	66	885
Office expense	114	234	746	678
Rent expense	442	350	1,165	1,072
Travel	—	—	—	203
Utilities	265	372	699	793
	$1,000	$1,404	$3,422	$4,001

NOTE 15 - SUBSEQUENT EVENTS

As of the date of filing of these financial statements the Company is in default on the note dated April 29, 2019 in the amount of $20,000 and the note dated May 6, 2019 in the amount of $10,000. Management is currently in the process of seeking a cure for these deficiencies.

On October 4, 2019 the Company received notice from its lender, Power Up Lending Group Ltd, that it was exercising its right to convert the remaining balance of its loan plus all accrued interest into common stock of the Company. This conversion resulted in the Company issuing 1,193,443 shares of common stock at a price of $0.0244.

On October 9, 2019 the Company issued a Press Release and concurrently filed a form 8-K with the Securities and Exchange Commission advising that an internal investigation was conducted relative to unusual price and volume action in trading in the Company’s common stock. The internal investigation did not reveal any trading activity by anyone within the Company or its major stockholders.

On November 1, 2019 the Company entered into a convertible promissory note with GS Capital Partners, LLC and on November 4, 2019 the Company entered into a convertible promissory note with Adar Alef, LLC. The material terms of both notes are nearly identical and contain the following: the Company received a total of $108,900 in cash; a total of $12,000 was retained by the lenders as original issue discount; $7,000 retained to cover legal and due diligence fees; and a total of $12,100 being paid to Carter Terry & Company. These notes bear an interest rate of 10% and are convertible into restricted shares of the Company at a discount of 50% of the average of the two lowest trading prices of the common stock for the ten prior trading days. Funds will be used to further the business purposes of the Company. More information can be found in the Form 8-K filed on November 7, 2019.

As of November 16, 2019, there have been no further events that would require additional disclosure to these financial statements.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2019, we had an accumulated deficit totaling $4,018,956. This raises substantial doubts about our ability to continue as a going concern.

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

The Company plans to design and build the Peer-to-Peer (“P2P”) BDTP at a cost of $105,000 USD over the next several months, subject to obtaining sufficient funding. As of September 2018, the following components of BDTP had been completely designed: data model, reports, web-based user interface, blockchain interface, transaction logic, and cloud interface. The next phase will involve building the platform, followed by demonstration to regulatory agencies and potential implementation. The Company has recently secured additional financing through convertible notes and will continue with attempts to secure additional financing to complete the BDTP. The Company intends to use the recent proceeds of financing to further the software development of the BDTP.

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

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

We intend to expend funds over the next four quarters as follows:

4th Quarter 2019	· BDTP Software Development/Ventures	· $250,000
	· Operations	· $50,000

1st Quarter 2020	· BDTP Software Implementation/Ventures	· $250,000
	· Operations	· $50,000

2nd Quarter 2020	· Ventures	· $250,000
	· Operations	· $50,000

3rd Quarter 2020	· Ventures	· $250,000
	· Operations	· $50,000

Our Budget for operations in the next year is as follows:

BDTP Development	$500,000
Working Capital –Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$$1,300,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of nil as of September 30, 2019, we have no cash for an operational budget. We have recently received funds from the convertible promissory notes entered into on November 1 and 4, 2019 to continue to provide operational funds. We intend to offer a private placement of stock or Notes to investors in order to achieve an additional approximately $800,000 in funding in the next six months. We have not yet commenced the offering, but intend to commence this offering in the 4th Quarter of 2019. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Since our cash reserves were nil as of the end of the 3rd Quarter, our parent company, IHG, may fund on an interim basis any shortfall in our cash reserves. If received, we would use those funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 for the remaining quarter in 2019 in operational costs which includes ordinary legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

Results of Operations

For the Three Months Ended September 30, 2019 compared to same period in 2018

During the three months ended September 30, 2019 and 2018, we had no revenue, no cost of revenues, and no gross profit. During the three months ended September 30, 2019, we recognized a net loss of $(38,620) compared to a net loss of $(25,085) during the three months ended September 30, 2018. Our operating expenses included nil in depreciation, nil in computer programming, $16,400 in management consulting fees, $2,000 in filing fees, $2,350 in legal and professional fees, $6,500 in registration expenses, $301 in transfer agent fees, and $1,000 in general and administrative fees, for a total of $28,551 for the three months ended September 30, 2019. Higher management consulting fees and registration expense increased the total operating expenses in the three months ended September 30, 2019 by $3,466 compared to the same period ended September 30, 2018. Our net loss from operations was $(28,551) for the three months ended September 30, 2019 compared to net loss from operations of $(28,085) for the same period ended September 30, 2018.

For the three months ended September 30, 2019, we had interest expense of $(10,069), resulting in other net expenses of $(10,069). We had no other expenses in the same period ended September 30, 2018.

Net loss per share for the three-month period in 2019 and 2018 was $(0.00) and $(0.00) per share, respectively.

For the Nine Months Ended September 30, 2019 compared to same period in 2018

During the nine months ended September 30, 2019 and 2018, we had no revenue, no cost of revenues, and no gross profit. During the nine months ended September 30, 2019, we recognized a net loss of $(497,623) compared to a net loss of $(160,774) during the nine months ended September 30, 2018. The net loss was due to operating expenses of $189,860 and other expenses totaling $307,763. Our operating expenses included $300 in depreciation, $1,000 in computer programming, $72,830 in management consulting fees, $3,722 in filing fees, $89,257 in legal and professional fees, $13,130 in registration expenses, $6,199 in transfer agent fees, and $3,422 in general and administrative fees, for a total of $189,860 for the nine months ended September 30, 2019. Operating expenses were higher by $29,086 for the nine months ended September 30, 2019 compared to the same period in 2018, due mainly to higher legal and professional fees, resulting in a greater net loss for the nine months ended September 30, 2019 compared to the same period in 2018. Our net loss from operations was $(189,860) for the nine months ended September 30, 2019 compared to net loss from operations of $(160,774) for the same period ended September 30, 2018.

For the nine months ended September 30, 2019, we had convertible note expenses of $(110,000), a warrant expense of $(132,593), and interest expense of $(65,170), resulting in other net expenses of $(307,763). We had no other expenses in the same period ended September 30, 2018.

Net loss per share for the nine-month period in 2019 and 2018 was $(0.01) and $(0.00) per share, respectively.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(4,018,956) as of September 30, 2019, compared to an accumulated deficit of $(3,521,333) at December 31, 2018, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

At September 30, 2019, we had total current assets of $3,782 comprised of $3,782 in prepaid interest, compared to $6,319 total current assets at December 31, 2018. Our total assets at September 30, 2019 were $3,782 compared to $6,619 as of December 31, 2018. Current liabilities at September 30, 2019 were $278,792 compared to $101,599 at December 31, 2018. Current liabilities at September 30, 2019 consisted of accounts payable of $58,838, accrued payables of $10,335, an advance payable to a related party of $23,360, a convertible promissory note payable of $137,000, notes payable of $30,000, and a loan payable to a related party of $18,500. At September 30, 2019, we had a deficit of ($275,010) in working capital, compared to a deficit of ($95,280) at December 31, 2018.

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

We do not have terms or committed sources of capital of any type at this time. If we are able to raise additional capital, we intend to complete and launch the BDTP, and further, enter into additional joint ventures. We intend to use the funds repaid from the joint ventures to a) retire debt, b) fund additional joint ventures with companies, and c) to provide operational funds.

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

Financing Activities

During the nine months ended September 30, 2019, the Company received $0 from subscription agreements or private placement offerings. The Company received shareholder contributions in the amount of $0 in the nine months ended September 30, 2019. We recorded $75,000 from the sales of common stock, $114,000 in notes payable, and $10,478 in advances to related parties. Net cash provided by financing activities was $199,478 for the nine months ended September 30, 2019, compared to $105,000 for the same period the year before.

During the nine months ended September 30, 2018, the Company did not receive subscriptions of common stock. During the year ended December 31, 2018, the Company had net cash provided by financing activities of $158,000 compared to $28,500 over the previous year.

Investing Activities

Net cash used in investing activities was $0 for the six-month period. The same was true for the nine months ended September 30, 2018.

Operating Activities

During the nine months ended September 30, 2019, we used $(205,797) in cash for our net operating activities, compared to $(139,420) used in operating activities for the same period in 2018. The increased amount of cash used in operating activities is attributable to increases in almost all of the categories in the nine months ended September 30, 2019. We recorded $10,000 in cash paid for interest and had one note payable converted to common stock recorded at $26,000 for the nine months ended September 30, 2019.

During the year ended December 31, 2018, the Company used cash in the amount of ($331,135) in operating activities, compared to ($113,221) over the previous year.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2019 and December 31, 2018, we had accumulated deficit of $(4,018,956) and $(3,521,333), respectively and we will require additional working capital to fund operations through 2020 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: November 19, 2019	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: November 19, 2019	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

