Form 10-K
period 2019-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2020-05-12
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2019, computed by reference to the price at which the common equity was last sold ($0.02), as of the last business day of the registrant’s most recently completed fiscal quarter (December 31, 2019), was $960,069.

As of May 11, 2020, there were 50,391,238 common shares, $0.001 par value, outstanding, with 50,241,231 issued and 150,000 yet to be issued.

2

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

DESCRIPTION OF BUSINESS

We are engaged in Merchant Banking and Finance and we have recognized net losses of ($879,269) in the year ended December 31, 2019. We have relied solely on sales of our securities to fund our operations. To execute our business plan, our parent company, International Hedge Group, Inc., through a Securities Purchase Agreement dated January 25, 2016, acquired 44,400,000 shares of the common stock and the Class A Super Majority Voting Preferred Stock of our Company for $100,000 in August 2016, and for an additional $100,000 in October 2016. The Company then completed a private placement offering pursuant to the offering exemption under Rule 506 of Regulation D of the Securities Act of 1933, raising $165,000. On November 29, 2018, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $53,000 and a Securities Purchase Agreement (“SPA”) (Form 8-K filed Dec. 14, 2018) in order to fund continued operations of the

Company. During the quarter ended June 30, 2019 the Company received two loans from private individuals. The first was in the amount of $20,000 with an interest rate of 11% and a due date of October 24, 2019. In addition, the lender received 100,000 shares of the Company’s common stock valued at $30,000 based on the share price on the date of issuance. The second loan was in the amount of $10,000 with an interest rate of 11% and a due date of October 29, 2019. In addition, the lender received 50,000 shares of the Company’s common stock valued at $19,000 based on the share price on the date of issuance (Form 8-K filed June 10, 2019). During the quarter ended December 31, 2019, the Company negotiated a six-month extension on two notes dated April 24, 2019. As an inducement to extend these loans the holders were paid a total of $1,650 ($1,100 and $550, respectively) in cash and a total of 150,000 shares (100,000 and 50,000, respectively) which the Company assigned a value of $7,500. During the quarter ended June 30, 2019 the Company negotiated a convertible promissory note with Auctus Fund LLC in the amount of $110,000 to sustain operations (Form 8-K filed May 7, 2019). During the quarter ended December 31, 2019, the Company negotiated two separate loans in the amount of $70,000 each, in order to sustain operations and further fund the development of the Blackstar Digital Trading Platform (Form 8-K filed November 7, 2019).

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2019, our last fiscal year.

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

BlackStar Enterprise is engaged in Merchant Banking and Finance. BlackStar Enterprise’s venue is private early stage companies throughout various industries that, in our judgement, exhibit a potential for sustained growth. We are a publicly traded specialized merchant banking firm, facilitating joint venture capital to early stage revenue companies. We are actively seeking opportunity for discussion with revenue generating enterprises and emerging companies for financing. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies, and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-equity related ventures though our wholly-owned subsidiary, Crypto Equity Management Corp. (“CEMC”) formed in September 2017. BlackStar Enterprise Group, Inc. is traded on the OTC QB under the symbol “BEGI.” In addition to the services described above, on December 31, 2017, BlackStar formed a subsidiary nonprofit company, Crypto Industry SRO Inc., a self-regulatory membership organization for the crypto-equity industry. Further details about the business plan for CEMC, the operating subsidiary of BlackStar, and Crypto Industry SRO can be found in the “Current Business” section below.

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

As of December 31, 2019, the BDTP demonstration app was being finalized. As of the date of this filing, the demo is ready for testing and BlackStar intends to seek input from various regulatory agencies and OTC Markets on the functionality of the BDTP over the next several months. As of the date of this Form 10-K, BDTP has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app.

We have contracted the services of Dr. David Gnabasik, a computer scientist contractor of Artuova and a former employee of Colorado Parks and Wildlife, who has demonstrated a working blockchain project for managing licenses for Parks and Wildlife state agencies. Mr. Mathew Baldwin, a principal of Artuova, created the software for the BDTP to work with Dr. Gnabasik’s blockchain design. The software demonstrates the concept of trading shares for cash using blockchain technology. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazons Hyperledger-Fabric Blockchain.

Risk Management Framework – We currently have no risk management framework for addressing material risks associated with this new business strategy and our decisions will be guided by management’s judgment and experience.

Nature and Types of Services Provided – As a subsidiary of BlackStar, CEMC additionally intends to offer consulting and regulatory compliance services to cryptocurrency entities and blockchain entrepreneurs for securities, tax, and commodity issues. Our Company has always operated under the assumption that cryptocurrencies and tokens are “securities” and regulated under the SEC rules and in some circumstances, the CFTC rules. Due to significant experience of our management in the US securities and commodities industry, we felt that we had regulatory compliance backgrounds that could be useful in assisting with regulatory compliance for former cryptocurrency offerors and token offerors. In the 1990s, Mr. Kurczodyna was formerly the majority shareholder, general principal, and financial principal assistant of a Broker-Dealer (BD) registered with the SEC and an Introducing-Broker (IB) with the CFTC, Mills Financial Services Inc. (“Mills”). In his time at Mills, Mr. Kurczodyna wrote the policies and procedures such as: know your client; preventing the misuse of material non-public information; books and records requirements; and financial responsibility rules including the requirements concerning the safeguarding and custody of customer funds and securities. The lack of management’s cryptocurrency experience is applicable to virtually all the current “experienced” cryptocurrency executives and since BlackStar has always operated under the assumption that cryptocurrencies were securities, the securities experience applied to the cryptocurrency industry seemed like a natural progression. Other companies’ principals have been offering unregistered securities with multiple violations of securities and other laws including FinCen regulation, CFTC rules, exchange rules, AML, and tax laws. The concept of CEMC as a subsidiary of BlackStar was to provide compliance services for the multitude of laws that are applicable. Currently in the testing phase, BlackStar intends to build trading platforms for subscriber companies based on the BDTP model and offer the platforms through a subscription service, generating ongoing revenue for the Company.

Expertise and Experience – The management of BlackStar have each been involved in the securities and financial markets for well over 40 years and understand many of the intricate rules and regulations surrounding securities/commodities in general. Through CEMC, the management plans to pass on this knowledge and connect the cryptocurrency and blockchain entities with the correct industry experts. CEMC will bring in technology and/or cryptocurrency consultants when necessary to inform the design, strategy, and implementation of the planned digital equity trading platform (“BDTP”). Currently, Artuova software engineers Dr. David Gnabasik and Matthew Baldwin are providing the expertise needed to develop the hyperledger-fabric blockchain solution for CEMC. Dr. Gnabasik holds a Ph.D. in Computer Science from the University of Colorado Denver.

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

Our Company has examined numerous “exchanges” or “platforms” for trading including Aphelion, tZero, and others and found them lacking essential regulatory compliance practices. This research and management’s securities and compliance background lead the Company to engage a team of software experts at Artuova to create the platform that is being designed to contain the essentials for full regulatory compliance including:

• Know-Your-Customer (KYC)

• Anti-Money Laundering (AML)

• IRS tax reporting

• SEC compliance

• Exchange registration (ATS)

The Company intends to engage further software developers as needed for blockchain implementation on the Peer-to-Peer (“P2P”) BDTP platform. The Company intends to integrate BDTP with the existing FINRA and SEC regulated brokerage ecosystem in order to trade BlackStar digital shares, addressing many of the regulatory issues by operating within the existing confines of the system. The intent of BDTP is to compliment, compete with, and create arbitrage price opportunity with the market makers in the brokerage ecosystem. As intended, the system would operate in the following manner: broker-dealers would invite customers to participate as users on the BDTP to buy and sell BlackStar equity trades; the broker-dealers comply with all FinCen and Exchange regulations, KYC and FinCen rules, submit IRS tax reports, etc.; orders, bids, and offers are entered into the BDTP (like a specialist’s order book) either by broker-dealers or Users through trading software supplied by the broker-dealers; BDTP records all transactions; and finally, OTC Market Group or any other Alternative Tradying System (“ATS”) quoting digital prices and the SEC/FINRA have complete and transparent access to the data stored in BDTP, offering FINRA and the likes a single data interface and consolidated history of transactions. BDTP seamlessly integrates with the order entry processes, priority rules, and execution procedures of the existing brokerage ecosystem. Although not a profit center, BlackStar intends to charge the broker-dealer a $0.99 cent fee per customer introduced to the platform to cover expenses, and broker-dealers may recover the fee in their ticket charge. The Company has built the technology based upon the hyperledger-fabric, an open-source blockchain framework from Amazon, and to use the AMS Cloud for transaction data storage. BDTP would offer a web-based interface for trading transactions as well as an Application Programming Interface (API) that directly accesses all immutable transactions stored on BDTP. The participating members on the platform would be buying and selling broker-dealers, OTC Market Group or other ATS, FINRA, SEC, DTCC, and Clearing House. FINRA and the SEC would serve as Certificate Authorities in the BDTP permissioned blockchain, restricting the actors who can contribute to the consensus of the system state – only a restricted set of users would be enabled to have the rights to write or validate the block transactions. The distributed consensus process satisfies the following purposes: 1) permissioned clients are voted into the network by all existing validators; 2) the process helps to keep inaccurate or potentially fraudulent transactions out of the database through a chosen computational mechanism; and 3) all relevant network participants agree that a transaction is valid through the use of a multi-signature consensus algorithm where a majority of validators must agree that a specific transaction or transaction class is valid. BlackStar hopes to test and implement BDTP over the next few months, pending comments/approval by various regulatory agencies. BlackStar and CEMC would operate and manage the platform and remain responsible for the functionality and security of the platform.

Neither CEMC nor BlackStar intend to underwrite these entities or entrepreneurial companies, nor do they intend to act as a broker-dealer or investment company, though we acknowledge the potential requirements to register as such or to claim exemption from registration.

We understand that we may be required to register as an ATS. Alternatively, we may seek an exemption if we are able to establish a relationship with OTC Market Group or another ATS to quote our stock on the OTCQB page alongside the Market Makers. We plan to trade only registered shares of BEGI on a blockchain platform, and have the SEC, FINRA and BlackStar deemed the Certificate Authority on the blockchain trading platform once implemented.

Volatility of Cryptocurrencies and Tax Implications – Neither BlackStar nor CEMC will be trading in, accepting loan repayments in, or making loans in cryptocurrencies; the intent was to build a P2P platform on which to trade registered digital securities of BlackStar.

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

After the completion of the BDTP, as BlackStar focuses its merchant banking efforts on the crypto-equity and DLT industry, BlackStar intends to seek investments through joint ventures in private or public emerging commercial-stage businesses within the blockchain ecosystem. BlackStar also intends to offer consulting and compliance services to member crypto companies and blockchain entrepreneurs on securities and commodity futures.

The Company will seek targeted joint ventures in the sector, primarily focusing on distributed ledger security features and technology, and the peer-to-peer (P2P) global equity trading arena. BlackStar, through CEMC, will initially control and manage each venture into which it enters. While remaining compliant with current SEC disclosure and reporting guidelines, BlackStar is conducting an in-depth analysis into the Company’s involvement in crypto-equity and DLT related ventures. Additionally, as described above, BlackStar intends to use the BDTP as a model and enroll subscriber companies to use the customized platform for each company’s unique tradeable shares. If the BDTP is able to successfully trade BlackStar Digital Equity, the subscription model has the ability to provide the Company with ongoing revenues as more companies look to move away from the traditional broker-dealer ecosystem.

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

Although we may seek to venture into companies with existing positive EBITDA (earnings before interest, income taxes, depreciation and amortization), we may also consider turnaround situations where we can clearly identify the source(s) of financial distress and see a possible solution. Through our investment, or through co-investment with other private equity funding sources we will seek to achieve performance improvements.

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
13

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
14

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

Competitive Position in the Industry

BlackStar is an insignificant participant in the merchant banking industry and cannot be expected to obtain a market share even discernable percentage wise. Without a large infusion of capital, it will remain a very small participant in the industry.

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

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

There are a large number of companies and individuals engaged in the Merchant Banking and Finance industry; accordingly, there is a high degree of competition. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do. We are attempting to create a novel solution in the BDTP that we may use as a model, potentially enabling us to generate ongoing revenue that we can then use for Merchant Banking.

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

State Regulations.

Certain states may require that we obtain a Lender’s License prior to making a loan in that state. We intend to address this on an as needed basis.

Title to Properties.

Not applicable.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2019, we have no full-time employees and 2 independent consultants who act as our officers and directors, one on a part-time basis of about 30 hours per week, and the other full-time.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate - None

Oil and Gas Properties - None

Patents - None

Trademarks - None

PLAN OF OPERATIONS

Contingent upon successfully raising funds, we intend to expend funds over the next four quarters as follows:

1st Quarter 2020	• Ventures/BDTP	• $250,000
	• Operations	• $50,000
2nd Quarter 2020	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
3rd Quarter 2020	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
4th Quarter 2020	• Ventures/BDTP	• $250,000
	• Operations	• $50,000

Our Budget for operations in the next year is as follows:

BDTP Development and Testing	$500,000
Working Capital – Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $33,251 as of December 31, 2019, we have the cash for an operational budget of less than two months.  We intend to offer a private placement to investors in order to achieve at least $1,300,000 in funding in the next year. We intend to commence this offering in the summer of 2020. If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2019, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $33,251 in December 2019, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 for the first and fourth quarters and $100,000 in the second and third quarters in 2020 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In early 2018, we completed a private placement of units for $165,000, and in November 2018 we raised $53,000 through a convertible promissory note which increased our working capital. In the year ended December 31, 2019, we received funding through various promissory notes and convertible promissory notes, totaling $280,000 with $236,150 being received in net cash proceeds.

In 2017, we received the funding to loan the monies to our first borrower company, Meshworks Media Corporation, from our parent, IHG, in the form of two loans to BlackStar for a total of $500,000. The notes were three-year notes payable at 6% interest per year. Further details of the Meshworks notes and assignment of the notes to IHG, please see page 17 of the 2018 Annual Report on Form 10-K, incorporated herein by reference.

As a result of our assignment of the Meshworks notes to IHG and the agreement to settle debt with IHG, we no longer have any loans to companies and we do not intend to make loans in the future. Under our revised business plan, we will control all of our business ventures until divestiture, spin-off, or liquidation.

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

WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated on December 17, 2007 for the purpose of engaging in any lawful business and have adopted a plan as a small and micro-cap market merchant banking company. During the period of inception through December 31, 2019, we have not recognized revenues. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative and legal and accounting and could exceed $200,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $33,251 as of December 31, 2019.

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

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2019, we had an accumulated deficit of $(4,400,602).

Future losses are likely to occur until we are able to receive returns on our loans and investments since we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2014 through 2019, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Unfavorable conditions in our industry or the global economy or reduCED ACCESS TO LENDING MARKETS could harm our business.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, public health issues, such as the recent outbreak of coronavirus (COVID-19), and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments or decrease access to financing which would harm our business. To the extent that our platform is perceived by potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, we may have competitors, many of whom may be larger and have greater financial resources than we do, and may respond to market conditions by attempting to lure away our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our executive officers, directors, and holders of 5% or more of our issued and outstanding common stock, including International Hedge Group, Inc., beneficially own approximately 56.6% of our issued and outstanding common stock, in addition to the Super Majority Voting Class A Preferred Stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR TWO OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Mr. Harris and Mr. Kurczodyna, the officers and directors of the Company and of our parent, International Hedge Group, Inc. (“IHG”) control in excess of 28% of our issued and outstanding common stock through IHG and their own holdings and have significant influence over all actions taken by our stockholders, including the election of directors. IHG also owns Super Majority Voting Class A Preferred Stock, referenced above. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

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

SOME OF OUR VENTURE COMPANIES MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE READILY AVAILABLE.

Ventures in which we may make investments will often require substantial additional financing to fully execute their growth strategies. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development, or in the case of our financings, the turn-around stage or offering stage which might provide us with a liquidity event. We cannot predict the circumstances or market conditions under which our ventures may seek additional capital. It is possible that one or more of our ventures will not be able to raise additional financing or may be able to do so at a price or on terms which are unfavorable to us, either of which could negatively impact our success. A likely economic downturn due to the recent pandemic known as coronavirus (COVID-19) may also cause lasting damage to the markets and potential ventures, from capital access and lack of investment issues to staffing and supply chain issues.

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

That absent arbitration agreements, specific legal remedies available to stockholders of penny stocks include the following:

-	If a penny stock is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

-	If a penny stock is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

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

WE HAVE NOT IDENTIFIED ANY OTHER VENTURES IN WHICH WE MAY INVEST IN A VENTURE.

We have only loaned money to one company, Meshworks Media Corporation, (and that loan has been assigned) and it may take time to find other ventures, none of which are identified as of the date of this filing.

OUR OTC MARKET STATUS MAY BE LOWERED FROM OTC QB TO OTC PINK.

Due to the low trading price of the common stock of the Company, we are at risk of being demoted from the OTCQB to OTC PINK for not maintaining the $0.01 bid test. The Company has sought financing through convertible promissory notes in order to develop the BDTP app; some of the notes have in turn been converted to common stock and then traded on the market in large quantities, lowering the bid prices. The change in status from OTCQB to Pink may make it harder to access investors and financing to continue to fund our operations.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC QB for the periods indicated.

Fiscal 2019	Low	High
First Quarter – ended March 31, 2019	$0.35	$0.90
Second Quarter – ended June 30, 2019	$0.15	$0.70
Third Quarter – ended September 30, 2019	$0.07	$0.18
Fourth Quarter – ended December 31, 2019	$0.0151	$0.40

Fiscal 2018	Low	High
First Quarter – ended March 31, 2018	$1.60	$6.00
Second Quarter – ended June 30, 2018	$0.60	$3.90
Third Quarter – ended September 30, 2018	$0.19	$1.60
Fourth Quarter – ended December 31, 2018	$0.35	$1.50

Holders.

As of December 31, 2019, there are approximately 388 record holders of 48,003,443 shares of our common stock. The Company has also reserved out of its authorized Common Stock 150,152,174 shares of Common Stock for conversion pursuant to the convertible promissory notes.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

We have sold securities in the past 2 years without registering the securities under the Securities Act of 1933 as shown in the following summaries:

2019

On April 24 and April 29, 2019, BlackStar Enterprise Group, Inc. and two individual accredited investors entered into unsecured promissory notes totaling $30,000. Holders additionally executed subscription agreements containing standard representations and warranties regarding the purchase and their accredited investor status. The Company executed six-month, 11% annual interest rate promissory notes of the Company with Holders, in the principal amount of $20,000 and $10,000, upon the terms and subject to the limitations and conditions set forth in such Notes. The Holders received 100,000 and 50,000 restricted shares of Common Stock of the Company, respectively, as consideration. The Notes mature on October 24 and October 29, 2019, respectively. The Company may prepay the Notes in whole or in part at any time, but no prepayment shall entitle the Company to reduce the total amount of principal and interest due under the Notes. If the indebtedness is not paid in full by the Maturity Date, interest will continue to accrue at a rate of 11% annually. Details of the promissory notes can be found in the Form 8-K and exhibits filed on June 10, 2019. On December 13, 2019, the Company negotiated a six-month extension with the holders and paid $1,100 and $550 in cash, respectively, for accrued interest and issued 100,000 and 50,000 shares of common stock, respectively, as an additional inducement for the extension. The Company and the holders executed the notes in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On April 30, 2019, BlackStar Enterprise Group, Inc. and Auctus Fund LLC. entered into a convertible promissory note totaling $110,000, a securities purchase agreement, and a common stock warrant for 440,000 shares. The Company initially reserved out of its authorized Common Stock 10,000,000 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on May 7, 2019. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On November 1, 2019, BlackStar Enterprise Group, Inc. and GS Capital Partners, LLC entered into a convertible promissory note totaling $70,000 (Note 1) and a securities purchase agreement. On November 4, 2019, BlackStar Enterprise Group, Inc. and Adar Alef, LLC entered into a convertible promissory note (Note 2) totaling $70,000 and a securities purchase agreement. Until the Company’s obligations under the notes are paid and performed in full, the Transfer Agent of the Company is authorized to establish a reserve of shares of authorized but unissued Common Stock of the Company in an amount not less than 28,000,000 and 22,994,383 shares (a total of 50,994,383) for issuance upon partial or full conversion of the Note 1 and Note 2, respectively, in accordance with the terms thereof, and the Transfer Agent shall immediately add shares of Common Stock to the reserved shares as and when requested by Company or holder in writing from time to time, so long as there are sufficient authorized and unissued shares of the Company not otherwise reserved available to do so. Details of the promissory notes and securities purchase agreements can be found in the Form 8-K and exhibits filed on November, 2019. The Company and the holders executed the securities purchase agreements in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

As part of management’s anti-dilutive strategy and in connection with the above offerings, 7,289,891 shares of IHG were cancelled as of December 31, 2019. The Company also needed additional shares to be added to the reserved shares of common stock for conversions of promissory notes outstanding.

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

Shares or Warrants Issued for Compensation or Services

From January 1, 2016 through December 31, 2019, we have issued shares and Warrants of our common stock in exchange for services to the individuals and the amounts set forth below. Details of these issuances can be found in the annual report on Form 10-K for the year ended December 31, 2016.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2019.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2019, we had an accumulated deficit totaling $(4,400,602). This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

We intend to expend funds over the next four quarters as follows:

1st Quarter 2020	• Ventures/BDTP	• $250,000
	• Operations	• $50,000
2nd Quarter 2020	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
3rd Quarter 2020	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
4th Quarter 2020	• Ventures/BDTP	• $250,000
	• Operations	• $50,000

Our Budget for operations in the next year is as follows:

BDTP Development	$500,000
Working Capital – Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Currently in the demonstration phase, we estimate finalizing the BDTP at a cost of $60,000 USD over the next five months and have budgeted funds for the final production of the platform. This is accounted for in the budget for BDTP.

Based on our current cash reserves of approximately $33,251 as of December 31, 2019, we have the cash for an operational budget of less than two months. We intend to offer a private placement of common shares to investors in order to achieve at least $1,000,000 in funding in the next year. We intend to commence this offering in late summer of 2020. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2019, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

We have estimated $50,000 for the first and fourth quarters and $100,000 in the second and third quarters in 2020 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In early 2019, we raised $236,150 through promissory notes and convertible promissory notes which increased our working capital.

Results of Operations

We had limited operations and no revenues in 2019, incurring $380,930 in operating expenses resulting in a loss from operations of $(380,930) for the year ended December 31, 2019. We had no revenues during the year ended December 31, 2018. Due to other expenses related to notes of $(498,339), we incurred a net loss of $(879,269) for the period.

We had no income for the year ended December 31, 2019, resulting in a net loss for the period of $(879,269) or ($0.02) per share. For the year ended December 31, 2018, we had a net loss of $(411,380).

Liquidity and Capital Resources.

Our total assets were $43,808 as of December 31, 2019, consisting of cash of $33,251 and other assets. By comparison, our total assets were $6,619 as of December 31, 2018. Our current liabilities as of December 31, 2019 totaled $278,086 and is comprised of accounts payable of $57,392, convertible notes payable of $145,208, notes payable of $30,000, accrued payables of $3,636, and advances to related parties of $41,850. Our current liabilities as of December 31, 2018 totaled $101,599 and was comprised of accounts payable of $16,834, convertible notes payable of $53,000, notes payable of $0, accrued payables of $383, and advances to related parties of $31,382. As such, we had working capital deficit of $(234,278) and $(95,280), respectively, as of December 31, 2019 and 2018.

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

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(4,400,602) as of December 31, 2019 and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the year ended December 31, 2019, the Company had net cash provided by financing activities of $246,618 compared to $170,882 over the previous year. The increased cash from financing activities is due to proceeds from convertible notes payable, net of offering costs and original issue discounts, of $206,150, an increase in notes payable of $30,000, and advances from related parties of $10,468.

On April 24 and April 29, 2019, BlackStar Enterprise Group, Inc. and two individual accredited investors entered into unsecured promissory notes totaling $30,000. Holders additionally executed subscription agreements containing standard representations and warranties regarding the purchase and their accredited investor status. The Company executed six-month, 11% annual interest rate promissory notes of the Company with holders, in the principal amount of $20,000 and $10,000, upon the terms and subject to the limitations and conditions set forth in such notes. The holders received 100,000 and 50,000 restricted shares of common stock of the Company, respectively, as consideration. The notes originally matured on October 24 and October 29, 2019, respectively. The Company may prepay the notes in whole or in part at any time, but no prepayment shall entitle the Company to reduce the total amount of principal and interest due under the notes. If the indebtedness is not paid in full by the maturity date, interest will continue to accrue at a rate of 11% annually. Details of the promissory notes can be found in the Form 8-K and exhibits filed on June 10, 2019. The Company and the holders executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. On December 13, 2019, the Company negotiated a six-month extension with the holders and paid $1,100 and $550 in cash, respectively, for accrued interest and issued 100,000 and 50,000 shares of common stock, respectively, as an additional inducement for the extension.

On April 30, 2019, BlackStar Enterprise Group, Inc. and Auctus Fund LLC entered into a convertible promissory note totaling $110,000, a securities purchase agreement , and a common stock warrant for 440,000 shares. The

Company reserved out of its authorized common stock 23,953,718 shares of common stock for conversion pursuant to the note as of December 31, 2019. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on May 7, 2019. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. During the quarter ended December 31, 2019 the holder exercised its right to convert $9,106 of accrued interest and $3,144 of principal into common stock of the Company. As a result of these conversions the Company issued a total of 1,500,000 shares of its common stock and due to the difference between the trading price ant the value of the debt converted the Company recorded a loss of ($30,600).

On November 1, 2019, BlackStar Enterprise Group, Inc. and GS Capital Partners, LLC entered into a convertible promissory note totaling $70,000 (Note 1) and a securities purchase agreement. On November 4, 2019, BlackStar Enterprise Group, Inc. and Adar Alef, LLC entered into a similar convertible promissory note (Note 2) totaling $70,000 and a securities purchase agreement . Until the Company’s obligations under the notes are paid and performed in full, the Transfer Agent of the Company is authorized to establish a reserve of shares of authorized but unissued common stock of the Company in an amount not less than 28,000,000 and 22,994,383 shares (a total of 50,994,383) for issuance upon partial or full conversion of the Note 1 and Note 2, respectively, in accordance with the terms thereof, and the Transfer Agent shall immediately add shares of common stock to the reserved shares as and when requested by Company or holder in writing from time to time, so long as there are sufficient authorized and unissued shares of the Company not otherwise reserved available to do so. Details of the promissory notes and securities purchase agreements can be found in the Form 8-K and exhibits filed on November 7, 2019. The Company and the holders executed the securities purchase agreements in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

As part of management’s anti-dilutive strategy and in connection with the above offerings, 7,289,891 shares of IHG were cancelled as of December 31, 2019. The Company also needed additional shares to be added to the reserved shares of common stock for conversions of promissory notes outstanding. The Company undertook a shareholder vote at the annual meeting on March 10, 2020 to increase the authorized shares of common stock from 200,000,000 to 700,000,000 through an amendment to the certificate of incorporation. The amendment was approved by a majority of the shareholders and the authorized shares were increased. Details of the annual meeting can be found in the Form 8-K filed March 18, 2020.

On November 29, 2018, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $53,000 and a securities purchase agreement. The Company initially reserved out of its authorized common stock 1,303,278 shares of common stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on December 14, 2018. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. As of December 31, 2019, the holder converted $53,000 in principal and $3,549 of interest on the note for 1,493,334 shares of common stock, and the note is fully paid and no longer outstanding.

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

Investing Activities

The Company used $0 and $145,000 in investing activities for the years ended December 31, 2019 and 2018, respectively.

Operating Activities

During the year ended December 31, 2019, the Company used cash in the amount of $219,686 in operating activities, compared to $344,017 over the previous year. The decreased cash used in operating activities is due to larger adjustments to reconcile net loss, such as a recorded loss on note payable conversion of $300,886, warrant expense of $132,593, amortization of discounts on convertible notes of $111,759, and non-cash interest paid in stock of $75,248 Our cash at the beginning of 2019 was $6,319 and increased to $33,251 as of December 31, 2019.

Off Balance Sheet Arrangements

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACKSTAR ENTERPRISE GROUP, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blackstar Enterprise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstar Enterprise Group, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenues to date, suffered recurring losses from operations, has negative working capital, and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company's auditor since 2016.

Lakewood, CO

May 4, 2020

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018

	December 31,
	2019	2018
ASSETS

Current assets
Cash	$33,251	$6,319
Prepaid expenses	10,557	—
Total current assets	43,808	6,319

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(1,659)	(1,359)
Total fixed assets	—	300

Other assets
	—	—
Total other assets	—	—

Total Assets	$43,808	$6,619

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$57,392	$16,834
Accrued payables	3,636	383
Advances Related parties	41,850	31,382
Convertible notes payable net of discounts of $101,648
and $0 as of December 31, 2019 and 2018, respectively	145,208	53,000
Notes payable	30,000	—
Total current liabilities	278,086	101,599

Stockholders' Equity (Deficit)
Preferred stock, 10,000,000 shares authorized
with $0.001 par value. 1,000,000 and 1,000,000
outstanding as of December 31, 2019 and 2018,
respectively with a liquidation preference of
$0.01 per share	1,000	1,000
Common stock, 200,000,000 shares authorized
with $0.001 par value, 48,003,443 and 52,000,000
issued and outstanding at December 31, 2019 and
2018, respectively	48,003	52,000

Additional paid in capital	2,315,655	1,890,353
Additional paid in capital - warrants	1,562,593	1,430,000
Additional paid in capital - debt discount portion of convertible note	239,073	53,000
Accumulated deficit	(4,400,602)	(3,521,333)
Total Stockholders' Deficit	(234,278)	(94,980)
Total Liabilities and Stockholders' Deficit	$43,808	$6,619

 The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended
	December 31,
	2019	2018
REVENUE	$—	$—
Cost of revenues	—	—
GROSS PROFIT	—	—

Operating Expenses:
Depreciation	300	553
Legal and professional	102,909	67,575
Management consulting	104,720	104,331
Write off of Note Receivable	—	145,000
Warrant expense	132,593	—
General and administrative	40,408	40,538
Total operating expenses	380,930	357,997

Income (loss) from operations	(380,930)	(357,997)

Other income (expense)
Interest expense
Amortization of discount on convertible notes	(111,759)	(53,000)
Amortization of convertible debt issuance costs	(5,543)	—
Loss on note payable conversion	(300,886)	—
Interest expense	(80,151)	(383)
Other income (expense) net	(498,339)	(53,383)

Income (loss) before provision	(879,269)	(411,380)
for income taxes

Provision (credit) for income tax	—	—

Net income (loss)	$(879,269)	$(411,380)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.02)

Weighted average number of
common shares outstanding	50,033,209	19,220,608

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Preferred Stock			Common
		Amount		Amount	Paid in	Stock	Accumulated	Stockholders’
	Shares	($0.001Par)	Shares	($0.001Par)	Capital	Subscribed	Deficit	Equity(Deficit)

Balances - December 31, 2017	52,000,000	52,000	1,000,000	1,000	3,155,353	60,000	(3,109,953)	158,400

Subscriptions received	—	—	—	—	—	105,000	—	105,000
Stock issued for subscriptions	330,000	330	—	—	164,670	(165,000)	—	—
Shares cancelled	(330,000)	(330)	—	—	330	—	—	—
Warrants exercised	16,370,370	16,370	—	—	(16,370)	—	—	—
Shares cancelled	(16,370,370)	(16,370)	—	—	16,370	—	—	—
Debt Discount of convertible note.	—	—	—	—	53,000	—	—	53,000
Net loss for the year	—	—	—	—	—	—	(411,380)	(411,380)
Balances - December 31, 2018	52,000,000	52,000	1,000,000	1,000	3,373,353	—	(3,521,333)	(94,980)

Shares issued for interest on loans	150,000	150	—	—	48,850	—	—	49,000
Shares issued for conversion of NP	2,993,334	2,993	—	—	365,262	—	—	368,255
Paid in Capital – Warrants	—	—	—	—	132,593	—	—	132,593
Paid in Capital - Convertible note	—	—	—	—	186,073	—	—	186,073
Shares issued for extension of NP	150,000	150	—	—	3,900	—	—	4,050
Shares cancelled	(7,289,891)	(7,290)	—	—	7,290	—	—	—
Net loss for the year	—	—	—	—	—	—	(879,269)	(879,269)
Balances - December 31, 2019	$48,003,443	$48,003	$1,000,000	$1,000	$4,117,321	$—	$(4,400,602)	$(234,278)

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Years Ended
	December 31,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(879,269)	$(411,380)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	300	553
Loss on Note Payable conversion	300,886	—
Warrant expense	132,593	—
Amortization of convertible note issuance costs	5,543	—
Amortization of discounts on convertible notes	111,759	53,000
Non-cash interest paid in stock	75,248	—
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	40,558	13,427
Increase/(Decrease) in accrued expenses	3,253	383
(Increase)/Decrease in prepaid expenses	(10,557)	—
NET CASH USED IN OPERATING ACTIVITIES	(219,686)	(344,017)

CASH FLOWS USED IN INVESTING ACTIVITIES
Write-off of note receivable	—	$145,000
NET CASH USED IN INVESTING ACTIVITIES	—	145,000

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	—	165,000
Proceeds from convertible notes payable, net of offering	206,150	53,000
costs and original issue discounts
Increase in notes payable	30,000	—
Advances from related parties	10,468	12,882
Common Stock Subscribed	—	(60,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	246,618	170,882

Net Increase (Decrease) In Cash	26,932	(28,135)

Cash At The Beginning Of The Period	6,319	34,454

Cash At The End Of The Period	$33,251	$6,319

Schedule of Non-Cash Investing and Financing Activities

Debt and accrued interest exchanged for common stock	$67,370	$—
Beneficial conversion feature initially recorded as debt discount	$186,072	$53,000

Supplemental Disclosure

Cash paid for interest	$1,650	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. (“NPI08”). Our Company was divested from Kingsley Capital, Inc. in a bankruptcy proceeding in 2008, in which Kingsley was the debtor. In January 2010, NPI08 acquired an ownership interest in Black Star Energy Group, Inc., a Colorado Corporation. BlackStar Energy then merged into NPI08, with NPI08 being the surviving entity. Concurrently, NPI08 changed its name to BlackStar Energy Group, Inc. and attempted to start up in the energy business in 2010 without success, resulting in losses totaling $1,819,530 over a three-year period. Our Company was inactive until 2016 when new management and capital were introduced.

On January 25, 2016, International Hedge Group, Inc. (“IHG”) signed an agreement to acquire a 95% interest in the Company. The name was changed to BlackStar Enterprise Group, Inc. in August of 2016. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock, of which IHG currently owns 4,792,702 due to anti-dilutive cancellation of shares by management (approximately 10% of outstanding common stock), and 1,000,000 of Class A Preferred Stock. The Class A Preferred Stock is a super majority voting stock and is convertible at a rate of 100 common shares to one share of preferred stock. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG and BlackStar are currently managed and controlled by the same individuals John Noble Harris (beneficial owner of an additional 9% of common stock) and Joseph Kurczodyna (beneficial owner of an additional 9% of common stock).

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

The Company’s fiscal year end is December 31st. The Company’s financial statements are presented on an accrual basis of accounting.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2019 and the year ended December 31, 2018, the Company has generated no revenues and has incurred substantial losses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2019 the Company had a total of $33,251 of cash, negative working capital of ($234,278) and an accumulated deficit of ($4,400,602).

The continuation of the Company as a going concern is dependent upon its ability to raise equity and/or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present the Company’s financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing the Company’s financial statements and are not discussed in a separate footnote.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and reflect our accounts and operations and those of our subsidiaries and include the accounts of BlackStar Enterprise Group, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 30, 2017, the Company formed a wholly-owned subsidiary corporation, Crypto Equity Management Corp (“CEMC”) in the state of Colorado. The Company intends to use CEMC to pursue business opportunities in cryptocurrency sphere. These financial statements as currently presented reflect the combined operations of BEGI and CEMC. BlackStar also formed a subsidiary nonprofit company, Crypto Industry SRO Inc., on December 31, 2017.

Cash and Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2019 and December 31, 2018, the Company had $0 and $0 in excess of the FDIC insured limit, respectively.

Revenue Recognition

The Company recognizes revenue under ASC 606, using the following five-step model, which requires that we: (1) identify a contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations and (5) recognize revenue as performance obligations are satisfied. The Company currently has no sources of revenue.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with Accounting Standards Update (“ASU”), Earnings per Share (Topic 260) which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic EPS would exclude any dilutive effects of options, warrants, and convertible securities but does include the restricted shares of common stock issued. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Under current Company policy the majority stockholder International Hedge Group has and intends to surrender an equivalent number of common shares each time shares are sold or converted from other instruments. As a result, the EPS is the same for basic and diluted shares.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

The Company maintains a valuation allowance with respect to deferred tax assets. Blackstar Enterprise Group establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change estimate.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification for its long-lived assets. The Company’s long–lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner of use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

Use of Estimates

Management may make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ from those estimates.

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

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances both internally and externally that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Stock-based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately when stock or options are awarded for previous or current service without further recourse. The scope of the FASB accounting standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company currently has no stock-based compensation plan in place.

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses totaled $0 and $0 for the years ended December 31, 2019 and 2018 respectively.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments in investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our Comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the years ended December 31, 2019 and 2018.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as convertible features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Recent Accounting Pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of April 27, 2020 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. This equipment is being depreciated over a three-year life and the Company has recorded a depreciation expense of $300 and $553 for the twelve months ended December 31, 2019 and 2018 and a total accumulated depreciation of $1,659 and $1,359 as of December 31, 2019 and 2018, respectively.

NOTE 5 – NOTE RECEIVABLE

During the month of October 2016, the Company identified a target company, MeshWorks, in which management felt it would be beneficial to invest. The target company was looking for an aggregate investment of $2,500,000, of which the Company agreed to provide $500,000 and to provide assistance in raising the remaining $2,000,000.

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

During the month of January 2017, the Company advanced the second tranche of $250,000.

On September 27, 2017, the Company assigned the MeshWorks Promissory Notes (principal amount of $500,000) and all collateral agreements to IHG, the parent and majority stockholder of the Company, in exchange for a settlement of the verbal working capital loan agreement for $400,000 between IHG and the Company (IHG advanced startup funds to Company in 2016) and a promissory note for $145,000, payable to the Company in twelve months with interest of 1% per quarter on the last day of each quarter until paid. A copy of the Agreement is available from the Company or by accessing the form 8-K filed by the Company with the Securities and Exchange Commission on October 10, 2017.

During the quarter ended December 31, 2018, the Company requested documentation relating to the collectability of the $145,000 note from International Hedge Group, Inc. (IHG). IHG responded that since their ability to pay this note was connected to their ability to collect the monies owed them by MeshWorks Media Corp they could not provide a definite date by which the note could be redeemed. Consequently, management has deemed it necessary to record a 100% impairment of the note and recorded write-off expense of $145,000 for the year ended December 31, 2018.

NOTE 6 – STOCKHOLDER’S DEFICIT

The total number of common shares authorized to be issued by the Company as of December 31, 2019 was 200,000,000 shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. Subsequently, on March 10, 2020, the Company’s shareholders voted to increase the Company’s authorized common shares from 200,000,000 to 700,000,000.

On August 25, 2016 the Company issued 44,400,000 shares of common stock and 1,000,000 shares of its Class A Preferred Convertible Stock to IHG in fulfillment of the purchase agreement. As of December 31, 2019, there are 1,000,000 Preferred shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

Class A Preferred Rights. The record Holders of the Class A Preferred Convertible Stock shall have the right to vote on any matter with holders of Common Stock and may vote as required on any action, which Delaware law provides may or must be approved by vote or consent of the holders of the specific Class of voting preferred shares and the holders of common shares. The Record Holders of the Class A Preferred Shares shall have the right to vote on any matter with holders of common stock voting together as one (1) class. The Record Holders of the Class A Preferred Shares shall have that number of votes (identical in every other respect to the voting rights of the holders of other Class of voting preferred shares and the holders of common stock entitled to vote at any Regular or Special Meeting of the Shareholders) equal to that number of common shares which is not less than 60% of the vote required to approve any action, which Delaware law provides may or must be approved by vote or consent of the holders of other Class of voting preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any. The Class A Preferred Convertible Stock shall rank: (i) senior to any other class or Class of outstanding Preferred Shares or Class of capital stock of the Company; (ii) prior to all of the Company's Common Stock, ("Common Stock"); and (iii) prior to any other class or Class of capital stock of the Company hereafter created "Junior Securities"); and in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (all such distributions being referred to collectively as "Distributions"). So long as a majority of the shares of Class A Preferred authorized are outstanding, the Company will not, without the written consent of the holders of at least 51% of the Company’s outstanding Class A Preferred, either directly or by amendment, merger, consolidation, or otherwise: (i) liquidate, dissolve or wind-up the affairs of the Company, or effect any Liquidation Event; (ii) amend, alter, or repeal any provision of the Certificate of Incorporation or Bylaws in a manner adverse to the Class A Preferred (iii) create or authorize the creation of, or issue any other security convertible into or exercisable for, any equity security, having rights, preferences or privileges senior to the Class A Preferred, or (iv) purchase or redeem or pay any dividend on any capital stock prior to the Class A Preferred, other than stock repurchased from former employees or consultants in connection with the cessation of their employment/services. In the event of any liquidation, merger, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Class A Preferred Convertible Stock (each a “Holder” and collectively the “Holders”) shall be entitled to receive, prior in preference to any distribution to Junior Securities, an amount per share equal to $.01 plus any allocable and due dividends per share. The Holders of the Class A Preferred Convertible Stock shall, individually and collectively, have the right to convert all of their Class A Preferred Convertible Stock, in one transaction, by electing, in writing, to convert the 1,000,000 shares of Class A Preferred Stock into shares of Common Stock of the Company, on the basis of 100 common shares for each share of Class A Preferred Stock, subject to adjustment

Common Stock Voting Rights: Except as stated in the articles of incorporation, each outstanding share, regardless of class, is entitled to one vote, and each fractional share is entitled to a corresponding fractional vote, on each matter voted on at a shareholders’ meeting.

As of December 31, 2019, the total number of common shares outstanding was 48,003,443. The Company has an ongoing program of private placements to raise funds to support the operations. During the period ended March 31, 2016, the Company entered into a purchase agreement with International Hedge Group, Inc. (“IHG”) whereby certain existing stockholders would surrender their stock and IHG would acquire a 95% working interest in the Company.

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

In December of 2017 the Company began a private placement program to raise additional funds for the operations of the Company. At the end of December 2017, the Company had received $60,000 in subscriptions for this offering. During the quarter ended March 31, 2018, the Company had received an additional $105,000 in subscriptions. During the quarter ended June 30, 2018 the Company issued 330,000 shares of its common stock for the amounts subscribed. At the same time IHG surrendered 330,000 of its common stock holdings. The offering is explained in greater detail in the footnote: PRIVATE OFFERING.

During the quarter ended December 31, 2018, the Company negotiated a loan in the amount of $53,000 to sustain operations. The note is payable in cash or stock in one year. The conditions of note are explained in greater detail in the footnote: CONVERTIBLE NOTE. During 2019, the Company issued 1,493,334 common shares to satisfy $53,000 of principal and $2,120 of interest.

During the quarter ended June 30, 2019 the Company negotiated a loan in the amount of $110,000 to sustain operations. The note is payable in cash or stock in nine months. If the conversion were to take place on December 31, 2019 the conversion effect would be based on an outstanding debt of $106,856 of principal and $773 of accrued interest for a total of $107,629. Dividing the outstanding total amount by 0.0076, which represents 50% of the lowest trading price of the previous 25 days, would result in a total of 14,255,497 shares. The lending instrument, however, limits the number of shares to be no more than 4.99% of the total outstanding shares. With the number of shares outstanding as of December 31, 2019, of 48,003,443, 4.99% would be 2,395,372. Using this conversion number of shares, the transfer agent was advised to reserve 23,953,718 shares. The conditions of the note are explained in greater detail in the footnote, CONVERTIBLE NOTE.

During the quarter ended December 31, 2019, the Company negotiated two separate loans in the amount of $70,000 each. They are payable in cash or stock in one year. If the conversion were to take place as of December 31, 2019, the Company would be obligated to issue 28,000,000 shares of its common stock. However, the lending instrument limits the number of shares to be no more than 4.99% of the total outstanding shares. The lender reserves the right to increase this percentage to 9.9% with 60 days written notice to the borrower. Considering this limitation, the maximum number of shares that could be issued under each note would be 2,395,372 or 4,752,341 shares if the increase is exercised as of December 31, 2019. Inasmuch as the note was issued in the month of December the calculation would be the same at the date of issuance as at the fiscal year end. The conditions of these notes are explained in greater detail in the footnote, CONVERTIBLE NOTE.

During the quarter ended December 31, 2019, the Company negotiated a six-month extension on two notes dated April 24 and April 29, 2019 in the amounts of $20,000 and $10,000, respectively. As an inducement to extend these loans the holders were paid a total of $1,650 in cash and a total of 150,000 shares which were assigned by International Hedge Group from their holdings. As a result, there was no impact on the total shares issued by the Company.

On October 9, 2019 the Company issued a Press Release and concurrently filed a form 8-K with the Securities and Exchange Commission advising that an internal investigation was conducted relative to unusual price and volume action in trading in the Company’s common stock. The internal investigation did not reveal any trading activity by anyone within the Company or its major stockholders.

NOTE 7 – WARRANTS

On August 25, 2016 the Company issued 34,000,000 warrants to purchase the Company’s common stock at an exercise price of $0.05. These warrants had an exercise price of $0.05 per share and an expiration date that was three years from the date of issuance. The warrants were issued to the existing shareholders of International Hedge Group. There are 15 stockholders in IHG and 6 of these represent owners of greater than 5% of IHG stock. These 6 stockholders received 57.35% of the warrants issued. 800,000 of these warrants were issued to satisfy outstanding accounts payable. The payable amounted to $20,253 and the warrants were valued at $32,000 giving rise to a loss of $11,747 on the settlement of debt in the quarter ended September 30, 2016.

Using the Black-Scholes valuation model a value of $1,328,000 is assigned to these warrants. The parameters used in the Black-Scholes model were as follows: stock price $0.04; strike price $0.05; volatility 172%; risk free rate 1.75% and time to expiration of 3 years. This expense is recorded on the books of the Company as “Warrant expense” with an offsetting entry in the Stockholder’s Deficit section as “Additional paid in capital – Warrants.” The Company policy is to calculate the expense as of the time of issuance and does not reevaluate this calculation in subsequent periods.

On June 14, 2017, the Company received notice from the holders of 17,000,000 warrants as to their intentions to convert the warrants into shares of common stock of the Company. The Company instructed the transfer agent to proceed with the issuance of 16,320,000 shares of the common stock of the Company. This exercise was carried out as a “cashless exercise” which meant that the actual exercise resulted in no cash being received by the Company. The number of shares of common stock to be issued in exchange for the warrants was calculated by using the closing price of the stock on the last trading day prior to the exchange which was $1.25. The value of the warrant, $0.05, was subtracted from the trading price which was then multiplied by the number of warrants being exercised. This result was then divided by the last trading price of $1.25 to determine the number of shares to be issued. At the same time that these warrants were exercised International Hedge Group agreed to surrender 16,320,000 shares of the common stock of the Company that it holds. This transaction produced no financial consequence to the Company.

On July 3, 2017, in consideration for $30,000, the Company sold 100,000 units, each unit consisting of one share of restricted common stock and one warrant to purchase common stock with an exercise price of $0.60, expiring after 5 years, in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the 1933 act, and/or Section 4(a)(2) of the 1933 Act. The shares were issued on July 5, 2017.

A warrant expense of $70,000 was recorded for the quarter ended September 30, 2017. The warrant expense for the year ended December 31, 2017 was $70,000.

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

Concurrent with the receipt of the $110,000 in the form of a convertible note dated April 26, 2019, the Company was required to issue warrants in the amount of 440,000. These warrants have a life of 5 years and are exercisable at a value of $0.25. Using the Black-Scholes valuation model a value of $132,593 is assigned to these warrants. The parameters used in the Black-Scholes model were as follows: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and time to expiration of 5 years. This expense is recorded on the books of the Company as “Warrant expense” with an offsetting entry in the Stockholder’s Deficit section as “Additional paid in capital – Warrants.” The Company recognized a warrant expense of $132,593 for the year ended December 31, 2019.

Warrant Table

	Date	Issue Life	Shares Under Warrant	Exercise Price	Remaining Life
Balance at	December 31, 2015		0	0	0
Granted	August 30, 2016	3.00	34,000,000	$0.05	0.00
Exercised	June 14, 2017		(17,000,000)	0	0
Issued	July 5, 2017	5.00	100,000	$0.60	2.51
Exercised	June 14, 2018		(17,000,000)	0	0
Issued	April 26, 2019	5.00	440,000	$0.25	4.32
Expired			0	0	0
Balance at	December 31, 2019		540,000	$0.60	3.42

As of December 31, 2019, warrants to purchase 540,000 shares of common stock were outstanding.

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

Income tax valuation allowance

	December 31	December 31,	December 31,
	2019	2018	2017
Net loss before income taxes	$(665,615)	$(411,380)	$(116,138)
Adjustments to net loss
Warrant expense	132,593	53,000	—
Convertible note expense	187,573	—	—
Net taxable income (loss)	(345,449)	(358,380)	(116,138)
Income tax rate	26%	26%	26%
Income tax recovery	89,817	93,180	30,200
Valuation allowance change	(89,817)	(93,180)	(30,200)
Provision for income taxes	$—	$—	$—

The significant components of deferred income tax assets at December 31, 2019, December 31, 2018 and 2017 are as follows:

Components of deferred income tax assets

	December 31,	December 31,	December 31,
	2019	2018	2017
Net operating loss carryforward	$912,074	$566,625	$208,245

Valuation allowance	(912,074)	(566,625)	(208,245)
Net deferred income tax asset	$—	$—	$—

As of December 31, 2019, the Company has no unrecognized income tax benefits. Based on management’s understanding of IRC Sec 383 the substantial change in ownership and change in business activities precludes any carryforward of prior accumulated net operating losses. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2018 and 2017, and no interest or penalties have been accrued as of December 31, 2019. As of December 31, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

As at April 27, 2020 the Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. The Company has not recorded any liability for an uncertain tax position related to the lack of return filings since the Company records show a continuing pattern of losses for the periods in question. Since penalties are commonly assessed based on tax amounts owed management has deemed in unnecessary to record any liability.

NOTE 9 – LOAN PAYABLE

As of the quarter ended September 30, 2017 International Hedge Group, the holder of a majority of the common stock and all of the preferred stock of the Company has advanced a total of $440,500 to the Company. During the quarter ended September 30, 2017 the Company made repayments in the amount of $22,000. On September 27, 2017 the Company entered into an Agreement with International Hedge Group to effect an exchange of this Loan Payable in the amount of $400,000 and a Note Receivable in the amount of $145,000 for the Note Receivable and accrued interest from MeshWorks Media Corp. in the amount of $545,000. At December 31, 2018 the note was deemed uncollectible and was expensed in that same year. After expensing the $145,000, the Company had a remaining obligation to IHG in the amount of $18,500. There is no written note for this amount, and it is included with other amounts that have been advanced by IHG to the Company in a total of $22,590.

This loan is not secured, bears no interest, is not documented in writing and is payable on demand of the lender.

NOTE 10 – CONVERTIBLE NOTES

10-1 POWER-UP LENDING GROUP

On November 29, 2018 the Company entered into an agreement with Power Up Lending Group LLC. The terms and conditions are as follows:

The face value of the note is $53,000 at an interest rate of 8% and the maturity date is November 28, 2019. At the time of the disbursement the Company received $50,000 net cash proceeds, as there was a deduction from proceeds to the Company of $3,000 for legal fees and due diligence fees related to the issuance of the promissory note. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 61% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of thirty-nine percent (39%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding ten days will be multiplied by 0.61 ((to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.

The Company accounted for this conversion feature as a Beneficial Conversion Feature and fully recognized the Beneficial Conversion Feature on inception. The fair value was calculated to be $53,000 for the expense portion of the note. This calculation was based on the current trading prices of the Company. Management has determined that this treatment, the expensing of the entire value of the note, was appropriate given the uncertain nature of the value of the Company and its stock. With this treatment there were no revaluations until the note was redeemed for stock.

On June 5, 2019, the lender notified the Company of their intent to convert $8,000 of the debt into shares of the Company’s common stock. The effective conversion price for these shares was $0.1525. At this conversion rate the number of shares to be issued was 52,459.

On June 24, 2019, the lender notified the Company of their intent to convert $8,000 of the debt into shares of the Company’s common stock. The effective conversion price for these shares was $0.0915. At this conversion rate the number of shares to be issued was 87,432.

On July 23, 2019, the lender notified the Company of their intent to convert $10,000 of the debt into shares of the Company’s common stock. The effective conversion price for these shares was $0.0625. At this conversion rate the number of shares to be issued was 160,000.

On October 4, 2019, the lender notified the Company of their intent to convert $27,000 of principal and $2,120 of accrued interest into shares of common stock of the Company. The effective conversion price for these shares was $0.0244. At this conversion rate the lender received 1,193,443 shares of stock.

As a result of the conversions exercised by the lender the Company issued a total of 1,493,334 shares of its common stock and due to the difference between the trading price and the value of the debt converted the Company recorded a loss of ($270,286). This is reported on the Statement of Operations under the heading of “Loss on Conversion of Notes Payable.”

10-2 AUCTUS FUND

On April 26, 2019, the Company entered into an agreement with Auctus Fund LLC. The terms and conditions are as follows:

The face value of the note is $110,000 at an interest rate of 12% and the maturity date is January 26, 2020. At the time of the disbursement the Company received $97,250 net cash proceeds, as there was a deduction from proceeds to the Company of $2,750 for legal fees related to the issuance of the promissory note and a deduction of $10,000 as prepaid interest to the lender of which $1,111 was expensed in the current quarter. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of fifty percent (50%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding the days will be multiplied by 0.50 ((to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are also 440,000 warrants attached to this note with an exercise price of $0.25 and a life of 5 years.

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

During the quarter ended December 31, 2019 the lender exercised its right to convert $9,106 of accrued interest and $3,144 of principal into common stock of the Company.

As a result of these conversions the Company issued a total of 1,500,000 shares of its common stock and due to the difference between the trading price ant the value of the debt converted the Company recorded a loss of ($30,600). This is reported on the Statement of Income and Expense under the heading of “Loss on conversion of Notes Payable.”

10-3 GS CAPITAL PARTNERS

On November 1, 2019 the Company entered into a financing arrangement with GS Capital Partners LLC. The face value of the note is $70,000 at an interest rate of 10% and the maturity date is November 1, 2020. At the time of the disbursement the Company received $54,450 net cash proceeds, as there was a deduction from proceeds to the Company of $3,500 for legal fees related to the issuance of the promissory note, $6,000 as prepaid interest and $6,050 as a note placement expense. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of fifty percent (50%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding the days will be multiplied by 0.50 (to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.

10-4 ADAR ALEF

On November 4, 2019 the Company entered into a financing arrangement with Adar Alef, LLC. The face value of the note is $70,000 at an interest rate of 10% and the maturity date is November 1, 2020. At the time of the disbursement the Company received $54,450 net cash proceeds, as there was a deduction from proceeds to the Company of $3,500 for legal fees related to the issuance of the promissory note, $6,000 as prepaid interest and $6,050 as a note placement expense. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of fifty percent (50%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding the days will be multiplied by 0.50 (to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.

Upon issuance of the 2019 convertible notes, the Company recorded discounts of $229,922 against the notes’ face values, to be amortized ratably over the life of each note. The discounts initially consisted of $186,072 of beneficial conversion features, $9,750 of direct legal costs, $12,100 of placement costs and $22,000 of original issue discounts.

During the year ended December 31, 2019, the Company amortized the following to expense: $6,141 of legal fees, $10,166 of placement costs, $74,314 of beneficial conversion features and $11,027 of prepaid interest.

A summary of balances and activity related to convertible notes and interest as of December 31, 2019 and 2018 and for the years then ended is as follows:

		CONVERTIBLE NOTE SUMMARY
			Accrued
		Interest	Interest	Principal	Interest	Principal	Shares	Shares
		Expense	Payable	Payable	Converted	Converted	Converted	Reserved
10-1	12/31/2018	$383	$383	$53,000	—	—	—	—
Power Up	12/31/2019	$3,165	—	—	$3,549	$53,000	1,493,334	Nil
Lending

10-2	4/6/2019	—	—	$110,000	—	—	—	—
Auctus	12/31/2019	$10,188	$773	$106,856	$9,106	$3,144	1,500,000	23,953,718

10-3	11/1/2019	—	—	$70,000	—	—	—	—
GS Capital	12/31/2019	$1,151	$1,151	$70,000	—	—	—	28,000,000

10-4	11/4/2019	—	—	$70,000	—	—	—	—
Adar Alef	12/31/2019	$1,093	$1,093	$70,000	—	—	—	22,994,383

Totals	12/31/2019	$15,597	$3,017	$246,856	$12,655	$56,144	2,993,334	74,948,101

		AMORTIZATION OF PREPAID INTEREST ON CONVERTIBLE NOTES

		Begin	End	First	Second	Third	Fourth
	Prepaid	Date	Date	Quarter	Quarter	Quarter	Quarter	Balance
10-2 Auctus	$10,000	4/26/2019	1/26/2020	$—	$2,364	$3,345	$3,345	$946

10-3 GS Capital	$6,000	11/1/2019	11/1/2020	$—	$—	$—	$984	$5,016

10-4 Adar Alef	$6,000	11/4/2019	11/1/2020	$—	$—	$—	$942	$5,058

Totals				$—	$2,364	$3,345	$5,271	$11,020

NOTE 11 – NOTES PAYABLE

On April 24, 2019, the Company received $20,000 from an individual. The terms of this note are: a due date of October 24, 2019 and an interest rate of 11%. In addition, the individual received 100,000 shares of restricted common stock. These shares were valued at $30,000 which represents the trading price as of the date indicated and were recorded to interest expense.

On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $1,100 cash for accrued interest and issued 100,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $2,700 of interest expense based on the stock’s closing price on that date.

On April 29, 2019, the Company received $10,000 from an individual. The terms of this note are: due date October 29, 2019 and an interest rate of 11%. In addition, the individual received 50,000 shares of restricted common stock. These shares were valued at $19,000 which represents the trading price as of the date indicated and recorded to interest expense.

On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $550 cash for accrued interest and issued 50,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $1,350 of interest expense based on the stock’s closing price on that date.

Related party transactions.

In support of the Company’s efforts and cash requirements, it must rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note. The following table summarizes the advances and repayments from/to related parties and describes each person’s relationship to the Company.

In addition, International Hedge Group provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the years ended December 31, 2019 and 2018 the Company recorded the related party management consulting expense of $104,720 and $104,331 respectively.

NOTE 12 – PRIVATE OFFERING

In December of 2017 the Company initiated a private offering to raise additional funds. A summary of this offering is as follows:

The offering is a maximum of 1,000,000 units at $0.50 per unit. Each unit consists of 1 common share of BlackStar Enterprise Group, Inc. (BlackStar), 1 warrant exercisable into 1 Digital Equity of BlackStar, (effective upon a registration statement) and 1 right to purchase 1 share of Crypto Equity Management Corp. at $10.00 per share. The units offered were not registered and the underlying stock and digital share were restricted under Rule 144 as to resale unless made effective by registration with the SEC, or another exemption is made available under the Securities Act of 1933. The Company reserved the right to accept an additional 1,000,000 units.

The receipt of ongoing purchases of this private offering are reflected in the Equity section of the balance sheet and on the Statement of Stockholder’s Equity as “Stock subscriptions received.” Management deems this method of reporting to be an accurate reflection of the terms of the offering. The initial tranche of this offering in the amount of $165,000 was completed on April 29, 2018 with the issuance of 330,000 shares of common stock of the Company. Further tranches will be addressed on an ongoing basis by the Company with stock being issued accordingly. The offering is scheduled to terminate upon meeting the offering maximum or the termination date of December 29, 2018, whichever comes first. Management has kept the offering open; however, the Company raised $0 from the offering in the year ended December 31, 2019.

Management intends that the BlackStar Digital Equity be treated as a SAFE (Simple Agreement for Future Equity) contract. The terms and conditions of this contract are yet to be determined by the Company. It is considered to be a derivative equity instrument that, at present, has no value due to not being defined by any terms or conditions.

Management has researched and has found no definitive means for valuing the “BlackStar Digital Equity”. First; the digital equity is not yet in existence, second; it is considered a tier 3 asset which relies on secondary sources of valuation which, at this time are not viable. The Internal Revenue Service in their Notice 2014-21 states “Virtual currency that has an equivalent value in real currency, or that acts as a substitute for real currency, is referred to as ‘convertible’ virtual currency.”

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

NOTE 13 - SUBSEQUENT EVENTS

On February 6, 2020, the Company received notice from Auctus Fund, LLC of their intention to redeem $862 of principal and $2,471 of accrued interest. To complete this the Company issued 2,387,795 shares of its common stock at an average price of $0.0018 per share.

On March 10, 2020, at the Company’s annual meeting an amendment to the Company’s Certificate of Incorporation increasing the number of authorized common shares from 200,000,000 to 700,000,000. The amendment was approved by an overwhelming majority of the stockholders voting.

Management has evaluated significant events through May 4, 2020, the date these financial statements were available to be issued, noting none that require additional disclosure.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an effect on our Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

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

Due to insufficient funds during the year ended December 31, 2019, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of April 11, 2020.

Name	Age	Position
John Noble Harris	73	Chief Executive Officer and Director
Joseph E. Kurczodyna	66	Chief Financial Officer and Director

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

BIOGRAPHICAL INFORMATION

John Noble Harris, Chief Executive Officer and Director

Mr. Harris began his career in the securities industry in 1971 with Newhart Cook & Co., a St. Louis based NYSE member firm.  Licensed both as a broker and principal, he ultimately managed brokerage offices for several regional NASD brokerage firms.  Since 1985, he has been self- employed as a business consultant and as a private investor. Mr. Harris brings to the Company experience in the public securities market.  Mr. Harris served as the president of Tombstone Technologies from 2005-2010 and eventually merged the public company with Hunt Global Resources.  In 2011, Mr. Harris became president of Rare Green, Inc., a private mineral exploration company. In 2014, Mr. Harris was one of the founders of International Hedge Group, Inc. (“IHG”). In 2016, IHG acquired 44,400,000 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group, Inc. As of December 31, 2019, IHG owned 4,792,702 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc.

Joseph E. Kurczodyna, Chief Financial Officer and Director

Working with various Commodity and Stock brokerage firms in Chicago and Denver Mr. Kurczodyna began his career in 1977 trading Bonds and T-Bill futures. In the 1980’s, he focused on underwriting early stage companies.  As a principle with Mills Financial, a registered Broker Dealer with the SEC and NASD, he underwrote and syndicated the Western International Gold & Silver (WIGS) in 1984. In 1991, Mr. Kurczodyna purchased Mills Financial and was the firm’s President and General Principle. While leading Mills Financial, he underwrote and funded several private placements and IPO’s. In 1998, Mills was the lead underwriter for United Financial Mortgage Corp. (UFMC), which was eventually listed on the American Stock Exchange.  From 2004 to 2009, Mr. Kurczodyna was the CEO of Capital Merchant Bank LLC, an independent investment banker. From 2006-2008 he acted as the CFO and Director of OnMedia International. In 2009, Mr. Kurczodyna founded Patriot Mortgage Acceptance Corp. a private mortgage company. In 2014, Mr. Kurczodyna was one of the founders of International Hedge Group Inc. (IHG). In 2016, IHG acquired 44,400,000 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc. As of December 31, 2019, IHG owned 4,792,702 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc.

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

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the Fall of 2020 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

The annual meeting for the year ended December 31, 2018 was held on March 10, 2020. Please see the Definitive Proxy Statement on Schedule 14A and the subsequent results on Form 8-K. Importantly, the shareholders vote in favor of an increase in the authorized shares of the Company from 200,000,000 to 700,000,000 and an amendment to the Certificate of Incorporation was filed with the State of Delaware. A copy of the stamped amendment is attached hereto as Exhibit 3(i).6.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2019, 2018, and 2017.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($) (See Footnotes)	Bonus ($)	Stock awards ($)	Option awards ($)(3)	Non-equity incentive plan compensa-tion ($)(1)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Noble Harris, CEO	2019	0 (5)	0	0	0	0	0	0	0
	2018	0 (4)	0	0	0	0	0	0	0
	2017	0 (1)	0	0	0	0	0	0	0

Joseph E. Kurczodyna, CFO	2019	0 (5)
	2018	0 (4)	0	0	0	0	0	0	0
	2017	0 (1)	0	0	0	0	0	0	0

Todd H. Lahr, Former President (2)	2017	0	0	0	0	0	0	0	0

All Current Executive Officers	2019	0	0	0	0	0	0	0	0

(1)	International Hedge Group, of which these persons are controlling parties, received $25,000 total as a consulting fee in the year ended December 31, 2017, and also owns 1,350,000 Warrants to purchase @ $0.05 expiring August 2019. Mr. Harris and Mr. Kurczodyna each own individually 1,500,000 warrants to purchase @ $0.05.

(2)	Resigned as President of BlackStar Enterprise Group, Inc. on February 8, 2017.

(3)	Using the Black-Scholes valuation model the Company assigned a value of $.04 to each warrant. The parameters used in the Black-Scholes model were as follows: stock price $0.04; strike price $0.05; volatility 172%; risk free rate 1.75% and time to expiration of 3 years. The total value of each issuance of warrants is listed in the column.

(4)	Management, through IHG, was paid consulting fees of $104,331 for the year ended December 31, 2018.

(5)	Management, through IHG, was paid consulting fees of $104,720 for the year ended December 31, 2019.
48

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control. Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached as Exhibit 10.1 to the Amend. No. 1 to the Form 10-K for the year ended December 31, 2017. The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agreed to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy. IHG have continued to consult for the Company and for their services, they have been paid $104,720 and $104,331 for the years ended December 31, 2019 and 2018, respectively.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for BlackStar Enterprise Group, Inc.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2019, 2018 and 2017:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Noble Harris,	2019	0	0	0	0	0	0	$0
Director	2018	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	$0

Joseph E. Kurczodyna,	2019	0	0	0	0	0	0	$0
Director	2018	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	$0

Todd H. Lahr,	2017	0	0	0	0	0	0	$0
Former Director (1)
Total	2019	0	0	0	0	0	0	$0

(1)	Mr. Lahr resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017.
49

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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective December 1, 2016, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2019, we have granted no stock options to purchase any shares of our common stock under the Plan.

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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of December 31, 2019.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	9,119,369	19%	9,119,369	19%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	9,119,369	19%	9,119,369	19%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common shares	All Directors and Executive Officers as a Group (2 persons) Common Shares	9,119,369	19%	9,119,369	19%

	All Directors and Executive Officers as a Group (2 persons) Preferred Shares	1,000,000	100%	N/A	N/A

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 48,003,443 common shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any Digital Equities under a SAFE).

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and controlling International Hedge Group, Inc. and deemed beneficial owners.

(4)	International Hedge Group, Inc. (“IHG”), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as they jointly control IHG. IHG also controls voting of the Class A Super Majority Voting Preferred stock which votes 60% of the common at all times.

(5)	Including other affiliate companies of Mr. Harris and Mr. Kurczodyna.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	International Hedge Group, Inc. (4)	4,792,702	10%	4,792,702	10%

Class A Preferred Convertible Stock	International Hedge Group, Inc. (4)	1,000,000	100%	N/A	N/A

Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	9,119,369	19%	9,119,369	19%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Todd H. Lahr, Former President and Former Director (3)(4)(6)	15,848,258	33%	15,848,258	33%

Class A Preferred Convertible Stock	Todd H. Lahr, Former President and Former Director (3)(4)(6)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	9,119,369	19%	9,119,369	19%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Anna E LLC (7)	2,584,444	5.4%	2,584,444	5.4%

Total		27,086,036	56.43%	27,086,036	56.43%

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 48,003,443 shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any Digital Equities under a SAFE)

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and controlling International Hedge Group, Inc. and deemed beneficial owners.

(4)	International Hedge Group, Inc. (“IHG”), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as they jointly control IHG. IHG also controls voting of the Class A Super Majority Voting Preferred stock which votes 60% of the common at all times.

(5)	Including other affiliate companies of Mr. Lahr, Mr. Harris and Mr. Kurczodyna.

(6)	Resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017 and as an Officer and Director of International Hedge Group, Inc. on February 9, 2017.

(7)	Is controlled by the daughter of Joseph Kurczodyna, an Officer and a Director of our Company, but is not a dependent and he disclaims any ownership or control of such shares.
53

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incurred approximately $16,200 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2019. We incurred approximately $16,200 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2018.

During the fiscal years ended December 31, 2019 and 2018, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3(i).1	Certificate of Incorporation of NPI08, Inc. – filed December 17, 2007 [1]
3(i).2	Certificate of Amendment of BlackStar Energy Group, Inc. – name change to BlackStar Enterprise Group, Inc. filed July 14, 2016 [1]
3(i).3	Certificate of Amendment filed August 25, 2016 [1]
3(i).4	Certificate of Correction filed August 25, 2016 [1]
3(i).5	Articles of Incorporation for Crypto Industry SRO Inc. [2]
3(i).6	Certificate of Amendment filed March 12, 2020
3(ii).1	Bylaws of BlackStar Enterprise Group, Inc. [1]
10.1	Management Consulting Agreement – BlackStar Enterprise Group, Inc. and International Hedge Group, Inc., December 1, 2017 [3]
10.2	Warrant to Purchase Digital Shares of Common Stock – BlackStar Enterprise Group, Inc. [3]
10.3	Warrant to Purchase Shares of Common Stock – Crypto Equity Management Corp. [4]
10.4	Agreement with Solidgreen Software, LLC [4]
10.5	SAFE for BlackStar Digital Equities [4]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document [5]
101.SCH	XBRL Taxonomy Extension Schema Document [5]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [5]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [5]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [5]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [5]

[1]	Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 000-55730 on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated December 28, 2016, as amended.
[2]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated March 1, 2018.
[3]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated July 3, 2018.
[4]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated September 5, 2018.
[5]	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.

/s/ John Noble Harris	May 11, 2020
John Noble Harris
(Chief Executive Officer/Principal Executive Officer)

/s/ Joseph E. Kurczodyna	May 11, 2020
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Noble Harris	May 11, 2020
John Noble Harris, Director

/s/ Joseph E. Kurczodyna	May 11, 2020
Joseph E. Kurczodyna, Director

