Form 10-Q
period 2020-03-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2020-06-25
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(303) 500-5073

(Registrant’s Telephone number)

____________________________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

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

As of June 20, 2020, there were 52,668,824 shares of the registrant’s common stock, $.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019
	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current assets
Cash	$5,885	$33,251
Prepaid interest	3,519	10,557
Total Current assets	9,404	43,808

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(1,659)	(1,659)
Total fixed assets	—	—

Total Assets	$9,404	$43,808

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$56,366	$57,392
Accrued payables	10,857	3,636
Advances Related parties	41,850	41,850
Convertible notes payable net of discounts of
$61,905 and $101,648 as of March 31, 2020
and December 31, 2019, respectively	184,089	145,208
Notes payable	30,000	30,000

Total current liabilities	323,162	278,086

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized
with $0.001 par value. 1,000,000
shares issued outstanding respectively	1,000	1,000
Common stock, 700,000,000 and 200,000,000
shares authorized at March 31, 2020 and
December 31, 2019 respectively with
50,241,238 and 48,003,443 issued and
outstanding at March 31, 2020 and
December 31, 2019, respectively	50,241	48,003

Additional paid in capital	2,338,045	2,315,655
Additional paid in capital - warrants	1,562,593	1,562,593
APIC - debt discount portion of convertible note	239,073	239,073
Accumulated deficit	(4,504,710)	(4,400,602)
Total Stockholders' Deficit	(313,758)	(234,278)

Total Liabilities and Stockholders' Deficit	$9,404	$43,808

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019

	Quarter Ended
	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
REVENUE	$—	$—
Cost of revenues
GROSS PROFIT	—	—

Operating Expenses:
Depreciation	—	138
Legal and professional	3,000	8,308
Management consulting – related party	16,500	2,430
Corporate registration expense	534	130
General and administrative	15,084	4,063
Total operating expenses	35,118	15,069

Income (loss) from operations	(35,118)	(15,069)

Other income (expense)
Amortization of discount on convertible notes	(33,243)	(1,045)
Amortization of convertible debt issuance costs	(6,500)	—
Loss on note payable conversion	(20,545)	—
Interest expense	(8,702)	—
Other income (expense) net	(68,990)	(1,045)

Income (loss) before provision	(104,108)	(16,114)
for income taxes

Provision (credit) for income tax	—	—

Net income (loss)	$(104,108)	$(16,114)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	48,401,409	52,000,000

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Unaudited)

	Common Stock		Preferred Stock
		Amount		Amount	Paid in	Accumulated	Stockholders'
	Shares	($0.001Par)	Shares	($0.001Par)	Capital	Deficit	Equity/(Deficit)
Balances - December 31, 2018	52,000,000	52,000	1,000,000	1,000	3,373,353	(3,521,333)	(94,980)

Net loss	—	—			—	(16,114)	(16,114)
Balances - March 31, 2019	52,000,000	$52,000	1,000,000	$1,000	$3,373,353	$(3,537,447)	$(111,094)

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2020 (Unaudited)

	Common Stock		Preferred Stock
		Amount		Amount	Paid in	Accumulated	Stockholders'
	Shares	($0.001Par)	Shares	($0.001Par)	Capital	Deficit	Equity/(Deficit)
Balances - December 31, 2019	48,003,443	48,003	1,000,000	1,000	4,117,321	(4,400,602)	(234,278)

Shares issued for conversion of notes payable	2,387,795	2,388			22,240		24,628
Shares cancelled	(150,000)	(150)			150
Net loss for the quarter ended March 31, 2020	—	—	—	—	—	(104,108)	(104,108)
Balances - March 31, 2020	50,241,238	$50,241	1,000,000	$1,000	$4,139,711	$(4,504,710)	$(313,758)

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019

	For the Quarter Ended
	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(104,108)	$(16,114)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	—	138
Amortization of convertible note issuance costs	6,500	—
Loss on note payable conversion	20,545	—
Non-cash interest paid in stock	3,221
Amortization of discounts on convertible notes	33,243	—
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	(1,026)	(1,607)
Increase/(Decrease) in accrued payables	7,222	1,046
Increase in advances payable – related parties	—	10,218
Increase in prepaid interest	7,037	—
NET CASH USED IN OPERATING ACTIVITIES	(27,366)	(6,319)

CASH FLOWS USED IN INVESTING ACTIVITIES
	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

Net Increase (Decrease) In Cash	(27,366)	(6,319)

Cash At The Beginning Of The Period	33,251	6,319

Cash At The End Of The Period	$5,885	$—

Supplemental Disclosure of Cash Flow Information

Stock issued for principal of note payable	$862	$—
Stock issued for interest expense	$3,221	$—

The accompanying notes are an integral part of these financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2020 and the year ended December 31, 2019, the Company has generated no revenues and has incurred losses. As of March 31, 2020, the Company had a total of $5,885 of cash, negative working capital of ($313,758) and an accumulated deficit of ($4,504,710). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2020 and December 31, 2019, the Company had $0 and $0 in excess of the FDIC insured limit, respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses totaled $0 and $0 for the three months ended March 31, 2020 and December 31, 2019 respectively.

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

Derivative Financial Instruments

Fair value accounting as required by ASC 815 – Derivatives and Hedging, requires bifurcation of embedded derivative instruments such as certain convertible features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2020 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2016, the Company purchased certain office equipment for a total of $1,659. As of March 31, 2020, the equipment was fully depreciated and the Company recognized $0 of depreciation expense for the three months then ended.

NOTE 5 – STOCKHOLDERS’ DEFICIT

As of December 31, 2019, the total number of common shares authorized that may be issued by the Company was 200,000,000 shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. On March 10, 2020, the Company’s shareholders voted to increase the Company’s authorized common shares from 200,000,000 to 700,000,000.

On August 25, 2016, the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at March 31, 2020 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

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

As of March 31, 2020, and December 31, 2019, the total number of common shares outstanding was 50,241,238 and 48,003,443, respectively. The number of shares outstanding at March 31, 2020 was reduced by 150,000 in order to reflect that shares previously reported as outstanding but yet to be issued by the Company were, in fact, issued from the block of shares that were returned to treasury by International Hedge Group, Inc. The share quantity was deemed by management to be not material therefore not requiring an amendment of the Form 10-K for the year ended December 31, 2019 that was previously filed.

NOTE 6 – WARRANTS

Warrant Table

	Date	Issue Life	Shares Under Warrant	Exercise Price	Remaining Life
Balance at	December 31, 2015		0	0	0
Granted	August 30, 2016	3.00	34,000,000	$0.05	0.00
Exercised	June 14, 2017		(17,000,000)	0	0
Issued	July 5, 2017	5.00	100,000	$0.60	2.26
Exercised	June 14, 2018		(17,000,000)	0	0
Issued	April 26, 2019	5.00	440,000	0.25	4.07
Expired			0	0	0
Balance at	March 31, 2020		540,000	$0.31	3.17

As of March 31, 2020, warrants to purchase 540,000 shares of common stock were outstanding.

NOTE 7 – CONVERTIBLE NOTE

7-1 AUCTUS FUND

On April 26, 2019, the Company entered into an agreement with Auctus Fund LLC. The terms and conditions are as follows:

The face value of the note is $110,000 at an interest rate of 12% and the maturity date is January 26, 2020. As of January 26, 2020, the Company is in default with the payments required by the note and is therefore subject to a default rate of 24%. At the time of the disbursement the Company received $97,250 net cash proceeds, as there was a deduction from proceeds to the Company of $2,750 for legal fees related to the issuance of the promissory note and a deduction of $10,000 as prepaid interest to the lender of which $1,111 was expensed in the current quarter. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of fifty percent (50%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding the days will be multiplied by 0.50 ((to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are also 440,000 warrants attached to this note with an exercise price of $0.25 and a life of 5 years.

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

During the quarter ended March 31, 2020 the lender exercised its right to convert $2,471 of accrued interest and $862 of principal into 2,387,795 shares of common stock of the Company.

As a result of these conversions the Company issued a total of 2,387,795 shares of its common stock and due to the difference between the trading price ant the value of the debt converted the Company recorded a loss of ($20,545). This is reported on the Statement of Income and Expense under the heading of “Loss on conversion of Notes Payable.”

7-2 GS CAPITAL PARTNERS

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

7-3 ADAR ALEF

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

During the quarter ended March 31, 2020, the Company amortized the following to expense: $3,492 of legal fees, $3,008 of placement costs, $29,314 of beneficial conversion features and $3,929 of prepaid interest.

AMORTIZATION OF PREPAID INTEREST
OF CONVERTIBLE NOTES

					First
		Begin	End	2019	Quarter
	Prepaid	Date	Date	Amortize	2020	Balance
10-1 Auctus	$10,000	4/26/2019	1/26/2020	$9,054	$946	$—

10-2 GS Capital	$6,000	11/1/2019	11/1/2020	$984	$1,500	$3,516

10-3 Adar Alef	$6,000	11/4/2019	11/4/2020	$982	$1,500	$3,518

Totals				$11,020	$3,946	$7,034

NOTE 8 – NOTES PAYABLE

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

On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $550 cash for accrued interest and issued 50,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $1,350 of interest expense based on the stock’s closing price on that date. Principal outstanding on the first note was $20,000 at both March 31, 2020 and December 31, 2019. Principal outstanding on the second note was $10,000 at both March 31, 2020 and December 31, 2019.

ACCRUED INTEREST SUMMARY FOR NOTES PAYABLE

						Three Months ended
						March 31,	March 31,
	Begin	End	Interest		2019	2020	2020
	Date	Date	Rate	Principal	Accrual	Expense	Accrual
B Rosen	5/13/2019	5/13/2020	11%	10,000	$699	$274	$973
L Haag	5/13/2019	5/13/2020	11%	20,000	$1,398	$547	$1,945

Totals					$2,097	$821	$2,918

NOTE 9 – RELATED PARTY TRANSACTIONS

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

In addition, International Hedge Group provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the three months ended March 31, 2020 and 2019 the Company recorded the related party management consulting expense of $16,500 and $2,430 respectively.

There were no related party advances during the quarter ended March 31, 2020. Joe Kurczodyna, an officer of the Company, was owed a total of $480; Todd Lahr, a former officer of the Company, was owed $18,780; and a total of $22,590 was owed to our parent company, International Hedge Group, Inc., at March 31, 2020.

NOTE 10 – SUBSEQUENT EVENTS

On May 18, 2020, the Company negotiated loans with two individuals who are currently owed a total of $30,000 principal and $2,918 of accrued interest.

The new notes are dated May 18, 2020 and have a due date of November 18, 2020. Each note has a face value of $12,500 and bears an interest rate of 11%. In addition, each party received 200,000 shares of common stock of the Company. These shares are valued at $0.02, the price of the stock on May 18, 2020. The Company will record a prepaid interest amount of $8,000 to be amortized over the six-month life of the notes. The notes may be prepaid at any time but in the event of the prepayment the full amount of principal and interest will required to be paid. In the event that the Company is unable to make payment on the due date the default interest rate will continue at 11% but the Company is obligated to issue 500,000 shares of its common stock to each lender.

On May 21, 2020, the Company entered into an agreement with Power Up Lending Group to borrow $103,000 with a due date of May 21, 2021. The note bears an interest rate of 10% with a default rate of 22%. This is a convertible note that may be exercised beginning 180 days after the date of the note. The conversion price is to be calculated at 61% of the lowest trading price of the stock for the previous 20 trading days, an effective discount of 39%. The Company is required to instruct the transfer agent to reserve a total of 63,319,672 shares for conversion.

The Company received $100,000 as proceeds of the note on May 25, 2020 There are legal fees of $2,500 and offering costs of $500. These fees and costs will be recorded as costs to be amortized over the life of the note.

Management has evaluated significant subsequent events through June 22, 2020, the date these financial statements were available to be issued, noting none that require additional disclosure.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2020, we had an accumulated deficit totaling $4,504,710. This raises substantial doubts about our ability to continue as a going concern.

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

The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant bank as at the date of these financial statements. We currently trade on the OTC QB under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly-owned subsidiary, Crypto Equity Management Corp., (“CEMC”), mainly in the areas of blockchain and distributed ledger technologies (“DLT”).  BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

Recent Updates – The Company is designing and building the Peer-to-Peer (“P2P”) BDTP, subject to obtaining sufficient funding. Currently in the demonstration phase, we estimate finalizing the BDTP at a cost of $60,000 USD over the next five months and have budgeted funds for the final production of the platform. As of the date of this filing, the demo is being tested and BlackStar intends to seek input from various regulatory agencies and OTC Markets on the functionality of the BDTP over the next several months. The BDTP has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app.

We have contracted the services of Dr. David Gnabasik, a computer scientist contractor of Artuova and a former employee of Colorado Parks and Wildlife, who has demonstrated a working blockchain project for managing licenses for Parks and Wildlife state agencies. Mr. Mathew Baldwin, a principal of Artuova, created the software for the BDTP to work with Dr. Gnabasik’s blockchain design. The software demonstrates the concept of trading shares for cash using blockchain technology. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Hyperledger-Fabric Blockchain.

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

We intend to expend funds over the next four quarters as follows:

2nd Quarter 2020	· BDTP Software Development/Ventures	· $250,000
	· Operations	· $100,000

3rd Quarter 2020	· BDTP Implementation/Ventures	· $250,000
	· Operations	· $100,000

4th Quarter 2020	· BDTP Implementation/Ventures	· $250,000
	· Operations	· $50,000

1st Quarter 2021	· Ventures	· $250,000
	· Operations	· $50,000

Our Budget for operations in the current year is as follows:

BDTP Development	$500,000
Working Capital –Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of $5,885 as of March 31, 2020, we have no cash for an operational budget. We have recently received funds from several convertible promissory notes to continue to provide operational funds. We may offer a private placement of stock or Notes to investors in order to achieve an additional approximately $700,000 in funding in the next six months. We have not yet commenced the offering, but may commence this offering in the 3rd Quarter of 2020. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2019, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Since our cash reserves were $5,885 as of the end of the 1st Quarter, our parent company, IHG, may fund on an interim basis any shortfall in our cash reserves. If received, we would use those funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $250,000 for the remaining quarters in 2020 in operational costs which includes ordinary legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

Results of Operations

For the Three Months Ended March 31, 2020 compared to same period in 2019

During the three months ended March 31, 2020 and 2019, we had no revenue, no cost of revenues, and no gross profit. During the three months ended March 31, 2020, we recognized a net loss of $(104,108) compared to a net loss of $(16,114) during the three months ended March 31, 2019. Our operating expenses included nil in depreciation, nil in computer programming, $16,500 in related party management consulting fees, $3,000 in legal and professional fees, and $15,084 in general and administrative fees, for total operating expenses of $35,118 for the three months ended March 31, 2020, compared to $15,069 for the same quarter in 2019. Higher management consulting fees and general and administrative expenses led to higher total operating expenses in the three months ended March 31, 2020 by $20,049 compared to the same period ended March 31, 2019. Our loss from operations was $(35,118) and $(15,069) for the quarters ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, we had significantly higher other expenses due to amortization of discounts and conversion features in the convertible promissory notes that we have used to finance our continued operations, resulting in other net expenses of $(68,990) as compared to $(1,045) for the same period in 2019. We had one other expense in the quarter ended March 31, 2019 of $(1,045) for amortization of discount on convertible notes; the same line item was $(33,243) for the quarter ended March 31, 2020.

Net loss per share for the three-month period in 2020 and 2019 was $(0.00) and $(0.00) per share, respectively.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(4,504,710) as of March 31, 2020, compared to an accumulated deficit of $(4,400,602) at December 31, 2019, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of $9,404 comprised of $5,885 in cash and $3,519 in prepaid expenses, compared to $43,808 total current assets as of December 31, 2019. Our total assets as of March 31, 2020 were $9,404 compared to $43,808 as of December 31, 2019. Current liabilities as of March 31, 2020 were $323,162 compared to $278,086 at December 31, 2019. Current liabilities as of March 31, 2020 consisted of accounts payable of $56,366, accrued payables of $10,857, an advance payable to a related party of $41,850, convertible promissory notes payable of $184,089 (net discounts), and notes payable of $30,000. As of March 31, 2020, we had a deficit of ($313,758) in working capital, compared to a deficit of ($234,278) as of December 31, 2019.

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

Financing Activities

During the three months ended March 31, 2020, the Company received $0 from subscription agreements or private placement offerings. The Company received shareholder contributions in the amount of $0 in the three months ended March 31, 2020. We recorded under supplemental disclosure $862 from stock issued for principal of note payable, and $3,221 for stock issued for interest expense. Net cash provided by financing activities was $0 for both the three months ended March 31, 2020 and 2019.

Investing Activities

Net cash used in investing activities was $0 for the three-month period. The same was true for the three months ended March 31, 2019.

Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $(27,366), compared to $(6,319) used in operating activities for the same period in 2019. The increased amount of cash used in operating activities is attributable to increases in operating and other expenses, increasing the net loss for the three months ended March 31, 2020. There were, however, greater adjustments to reconcile the net loss to net cash used in operating activities, including amortization of convertible note issuance costs of $6,500, loss on conversion of notes payable of $20,545, interest expense paid in stock of $3,221, and amortization of discounts on convertible notes of $33,243 for the three months ended March 31, 2020.

During the year ended December 31, 2019, the Company used cash in the amount of ($219,686) in operating activities, compared to ($344,017) over the previous year.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2020 and December 31, 2019, we had accumulated deficit of $(4,504,710) and $(4,400,602), respectively and we will require additional working capital to fund operations through 2020 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2019, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In light of the current COVID-19 global pandemic, the Company included the following new risk factors in the annual report for the year ended December 31, 2019:

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

Other than as provided above, there are no material changes to risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2020, the Company had no unregistered sales of equity securities. Prior to the filing of this report, the Company entered into two unregistered transactions.

On May 18, 2020, the Company negotiated loans with two individuals who are currently owed a total of $30,000 principal and $2,918 of accrued interest under prior loans.

The new notes are dated May 18, 2020 and have a due date of November 18, 2020. Each note has a face value of $12,500 and bears an interest rate of 11%. In addition, each party received 200,000 shares of common stock of the Company. These shares are valued at $0.02, the price of the stock on May 18, 2020. The Company will record a prepaid interest amount of $8,000 to be amortized over the six-month life of the notes. The notes may be prepaid at any time but in the event of the prepayment the full amount of principal and interest will required to be paid. In the event that the Company is unable to make payment on the due date the default interest rate will continue at 11% but the Company is obligated to issue 500,000 shares of its common stock to each lender.

On May 21, 2020, the Company entered into an agreement with Power Up Lending Group to borrow $103,000 with a due date of May 21, 2021. The note bears an interest rate of 10% with a default rate of 22%. This is a convertible note that may be exercised beginning 180 days after the date of the note. The conversion price is to be calculated at 61% of the lowest trading price of the stock for the previous 20 trading days, an effective discount of 39%. The Company is required to instruct the transfer agent to reserve a total of 63,319,672 shares for conversion.

The Company received $100,000 as proceeds of the note on May 25, 2020 There are legal fees of $2,500 and offering costs of $500. These fees and costs will be recorded as costs to be amortized over the life of the note. More information can be found in the Form 8-K filed on June 2, 2020 and is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Promissory Notes: As stated in Item 2, above, on May 18, 2020, the Company negotiated loans with two individuals who are currently owed a total of $30,000 principal and $2,918 of accrued interest under prior loans.

The new notes are dated May 18, 2020 and have a due date of November 18, 2020. Each note has a face value of $12,500 and bears an interest rate of 11%. In addition, each party received 200,000 shares of common stock of the Company. These shares are valued at $0.02, the price of the stock on May 18, 2020. The Company will record a prepaid interest amount of $8,000 to be amortized over the six-month life of the notes. The notes may be prepaid at any time but in the event of the prepayment the full amount of principal and interest will required to be paid. In the event that the Company is unable to make payment on the due date the default interest rate will continue at 11% but the Company is obligated to issue 500,000 shares of its common stock to each lender.

Share Totals: As of March 31, 2020, and December 31, 2019, the total number of common shares outstanding was 50,241,238 and 48,003,443, respectively. The number of shares outstanding at March 31, 2020 was reduced by 150,000 in order to reflect that shares previously reported as outstanding but yet to be issued by the Company were, in fact, issued from the block of shares that were returned to treasury by International Hedge Group, Inc. The share quantity was deemed by management to be not material therefore not requiring an amendment of the Form 10-K for the year ended December 31, 2019 that was previously filed.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: June 25, 2020	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: June 25, 2020	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

