Form 10-Q/A
period 2020-03-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2020-07-08
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

(303) 500-5073

(Registrant’s Telephone number)

___________________________________________

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

Explanatory Note

This 10-Q/A for the period ended March 31, 2020 is being filed to provide additional disclosure under paragraphs four and five for Part II Item 5: Other Information.  This Amendment No. 1 amends Item 5 of Part II of the Original Filing to reflect the additional disclosure.  All other items and sections of the Quarterly Report on Form 10-Q remain the same. In addition, in accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, and 32.2 under Item 6 of Part II. Except as noted above, no other information included in the Original Filing is being amended by this Amendment No. 1. All of the information in this Amendment No. 1 is applicable as of the dates addressed in the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update disclosures affected by subsequent events.

PART II - OTHER INFORMATION

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

Due to circumstances related to COVID-19 and its impact on BlackStar Enterprise Group, Inc.’s (the “Company”) accounting operations, the Company was delayed in filing this quarterly report on Form 10-Q for the period ending March 31, 2020. The original deadline was May 15, 2020 and the Company is relying on the Securities and Exchange Commission’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) for the delay in filing. The Order supersedes a similar order issued by the Securities and Exchange Commission on March 4, 2020. The Company filed an announcement of the delay on May 15, 2020 on Form 8-K.

The officers of the Company and the accounting consultant for the Company are all at high risk for contracting COVID-19, each having ongoing medical issues, and as such, have been in isolation due to the pandemic. The time spent to initiate remote access and subsequent inefficiencies in transmitting records and documents prevented the Company from completing all the tasks necessary to file the first quarterly report on Form 10-Q by its original May 15, 2020 due date. Please see the additional COVID-19 Risk Factors contained herein under Part II Item 1A, above.

1

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q/A. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: July 3, 2020	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: July 3, 2020	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

3