Form 10-Q
period 2020-06-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2020-09-11
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of September 4, 2020, there were 74,089,153 shares of the registrant’s common stock, $.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash	$37,975	$33,251
Prepaid expenses	10,463	10,557

Total current assets	48,438	43,808

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(1,659)	(1,659)

Total fixed assets	—	—

Total Assets	$48,438	$43,808

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$54,450	$57,392
Accrued payables	14,183	3,636
Advances related parties	19,260	41,850
Convertible notes payable, net of discounts of $128,151
and $101,648 at June 30, 2020 and December 31, 2019	167,186	145,208
Notes payable	55,000	30,000

Total current liabilities	310,079	278,086

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 700,000,000 and 200,000,000 shares authorized
at June 30, 2020 and December 31, 2019 ; $0.001 par value;
60,374,137 and 48,003,443 shares issued and outstanding
at June 30, 2020 and December 31, 2019	60,374	48,003
Common stock to be issued	11,000	—
Additional paid in capital	2,667,073	2,315,655
Additional paid in capital - warrants	1,562,593	1,562,593
Additional paid in capital - debt discount of convertible note	342,073	239,073
Accumulated deficit	(4,905,754)	(4,400,602)

Total stockholders' deficit	(261,641)	(234,278)

Total Liabilities and Stockholders' Deficit	$48,438	$43,808

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—

Operating expenses
Depreciation	—	162	—	300
Legal and professional	46,791	78,599	49,791	86,907
Management consulting - related party	9,910	54,000	26,410	56,430
General and administrative	31,114	13,480	46,733	17,672

Total operating expenses	87,815	146,241	122,934	161,309

Other income (expense)
Interest expense
Amortization of discount on convertible notes	(26,273)	(110,000)	(59,516)	(110,000)
Amortization of convertible debt issuance costs	(3,077)	—	(9,577)	—
Loss on note payable conversions	(276,563)	—	(297,108)	—
Warrant expense	—	(132,593)	—	(132,593)
Interest expense	(7,315)	(54,055)	(16,017)	(55,101)

Other income (expense)	(313,228)	(296,648)	(382,218)	(297,694)

(Loss) before provision for income taxes	(401,043)	(442,889)	(505,152)	(459,003)

Provision for income taxes	—	—	—	—

Net (loss)	$(401,043)	$(442,889)	$(505,152)	$(459,003)

Net (loss) per share - basic and diluted
	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	52,880,834	52,000,000	50,562,551	52,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount ($0.001 Par)	Shares	Amount ($0.001 Par)	Paid in Capital	Common Stock To Be Issued	Accumulated Deficit	Stockholders’ Deficit
Balances - December 31, 2019	48,003,443	$48,003	1,000,000	$1,000	$4,117,321	—	$(4,400,602)	$(234,278)

Adjust for shares issued directly from IHG retirement to treasury at December 31, 2019	(150,000)	(150)	—	—	150	—	—	—
Shares issued for conversion of notes and interest	12,520,694	12,521	—	—	351,268	—	—	363,789
Conversion feature of convertible note	—	—	—	—	103,000	—	—	103,000
Common stock to be issued for loans made to the Company – 550,000 shares	—	—	—	—	—	11,000	—	11,000
Net loss	—	—	—	—	—	—	(505,152)	(505,152)
Balances - June 30, 2020	60,374,137	$60,374	1,000,000	$1,000	$4,571,739	$11,000	$(4,905,754)	$(261,641)

Balances - December 31, 2018	52,000,000	$52,000	1,000,000	$1,000	$3,373,353	$—	(3,521,333)	$(94,980)

Shares issued for interest on loans	150,000	150	—	—	48,850	—	—	49,000
Shares issued for conversion on notes payable	139,891	140	—	—	15,860	—	—	16,000
Shares cancelled	(289,891)	(290)	—	—	290	—	—	—
Paid in Capital - Warrants	—	—	—	—	132,593	—	—	132,593
Paid in Capital - Convertible note	—	—	—	—	110,000	—	—	110,000
Net loss	—	—	—	—	—		(459,003)	(459,003)

Balances - June 30, 2019	52,000,000	$52,000	1,000,000	$1,000	$3,680,946	$—	(3,980,336)	$(246,390)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(505,152)	$(459,003)

Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation	—	300
Stock issued with note payable	—	49,000
Convertible note discount	—	110,000
Amortization of convertible note issue costs	9,577	—
Amortization of discounts on convertible notes	59,516	—
Effects of conversions on convertible debt discounts	10,404	—
Loss on conversion of notes payable	297,108	—
Interest paid in stock	23,162	—
Warrant expense	—	132,593
Changes in operating assets and liabilities
Decrease (increase) in prepaids	94	(8,889)
Increase (decrease) in accounts payable	(2,942)	34,656
Increase (decrease) in accrued payables	10,547	4,990

Cash used in operating activities	(97,686)	(136,353)

Cash Flows From Investing Activities
	—	—
Cash used in investing activities	—	—

Cash Flows From Financing Activities
Increase in notes payable	125,000	140,000
Increase in advances from related party	—	10,478
Repayments in advances from related party	(22,590)	—

Net cash provided by financing activities	102,410	150,478

Net increase (decrease) in cash	4,724	14,125

Cash, beginning of period	33,251	6,319

Cash, end of period	$37,975	$20,444

Supplemental disclosure

Cash paid for interest	$—	$10,000

Supplemental disclosure of non-cash investing
and financing activities
Common stock to be issued for loan costs	$11,000	$—
Note payable and interest converted to common stock	$87,225	$16,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

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

On January 25, 2016, International Hedge Group, Inc. (“IHG”) signed an agreement to acquire a 95% interest in the Company. The name was changed to BlackStar Enterprise Group, Inc. in August of 2016. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock, of which IHG currently owns 4,792,702 due to anti-dilutive cancellation of shares by management (approximately 8% of outstanding common stock as of June 30, 2020), and 1,000,000 of Class A Preferred Stock. The Class A Preferred Stock is a super majority voting stock and is convertible at a rate of 100 common shares to one share of preferred stock. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG and BlackStar are currently managed and controlled by the same individuals John Noble Harris (beneficial owner of an additional 7% of common stock as of June 30, 2020) and Joseph Kurczodyna (beneficial owner of an additional 7% of common stock as of June 30, 2020).

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

The Company’s fiscal year end is December 31. The Company’s financial statements are presented on the accrual basis of accounting.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2020 and the year ended December 31, 2019, the Company has generated no revenues and has incurred losses. As of June 30, 2020, the Company had cash of $37,975, negative working capital of ($261,641) and an accumulated deficit of ($4,905,754). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2020 and December 31, 2019, the Company had no deposits in excess of the FDIC insured limits.

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

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

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments in investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our Comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the six months ended June 30, 2020 and 2019.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2020 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year periods presentation.

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2020, all equipment, consisting of office equipment and computers, was fully depreciated and the Company recognized no depreciation expense for the six months then ended.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock

On August 25, 2016, the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. As at June 30, 2020 there are 1,000,000 preferred series A shares issued and outstanding. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

Class A Preferred Rights. The record Holders of the Class A Preferred Convertible Stock shall have the right to vote on any matter with holders of Common Stock and may vote as required on any action, which Delaware law provides may or must be approved by vote or consent of the holders of the specific Class of voting preferred shares and the holders of common shares. The Record Holders of the Class A Preferred Shares shall have the right to vote on any matter with holders of common stock voting together as one (1) class. The Record Holders of the Class A Preferred Shares shall have that number of votes (identical in every other respect to the voting rights of the holders of other Class of voting preferred shares and the holders of common stock entitled to vote at any Regular or Special Meeting of the Shareholders) equal to that number of common shares which is not less than 60% of the vote required to approve any action, which Delaware law provides may or must be approved by vote or consent of the holders of other Class of voting preferred shares and the holders of common shares or the holders of other securities entitled to vote, if any. The Class A Preferred Convertible Stock shall rank: (i) senior to any other class or Class of outstanding Preferred Shares or Class of capital stock of the Company; (ii) prior to all of the Company's Common Stock, ("Common Stock"); and (iii) prior to any other class or Class of capital stock of the Company hereafter created "Junior Securities"); and in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (all such distributions being referred to collectively as "Distributions"). So long as a majority of the shares of Class A Preferred authorized are outstanding, the Company will not, without the written consent of the holders of at least 51% of the Company’s outstanding Class A Preferred, either directly or by amendment, merger, consolidation, or otherwise: (i) liquidate, dissolve or wind-up the affairs of the Company, or effect any Liquidation Event; (ii) amend, alter, or repeal any provision of the Certificate of Incorporation or Bylaws in a manner adverse to the Class A Preferred (iii) create or authorize the creation of, or issue any other security convertible into or exercisable for, any equity security, having rights, preferences or privileges senior to the Class A Preferred, or (iv) purchase or redeem or pay any dividend on any capital stock prior to the Class A Preferred, other than stock repurchased from former employees or consultants in connection with the cessation of their employment/services. In the event of any liquidation, merger, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Class A Preferred Convertible Stock (each a “Holder” and collectively the “Holders”) shall be entitled to receive, prior in preference to any distribution to Junior Securities, an amount per share equal to $.01 plus any allocable and due dividends per share. The Holders of the Class A Preferred Convertible Stock shall, individually and collectively, have the right to convert all of their Class A Preferred Convertible Stock, in one transaction, by electing, in writing, to convert the 1,000,000 shares of Class A Preferred Stock into shares of Common Stock of the Company, on the basis of 100 common shares for each share of Class A Preferred Stock, subject to adjustment.

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock

As of December 31, 2019, the authorized number of common shares was 200,000,000, with a par value of $0.001 per share, and the authorized number of preferred shares is 10,000,000, with a par value of $0.001 per share. On March 10, 2020, the Company’s shareholders voted to increase the Company’s authorized common shares from 200,000,000 to 700,000,000.

As of June 30, 2020, and December 31, 2019, the total number of common shares outstanding was 60,374,137 and 48,003,443, respectively. The number of shares outstanding at June 30, 2020 was reduced by 150,000 in order to reflect that shares previously reported as outstanding as of December 31, 2019, but yet to be issued by the Company were, in fact, issued from the block of shares that were returned to treasury by International Hedge Group, Inc. The share quantity was deemed by management to be not material therefore not requiring an amendment of the Form 10-K for the year ended December 31, 2019 that was previously filed.

During the six months ended June 30, 2020, the Company issued an aggregrate 12,520,694 shares of common stock for conversion of $54,519 principal and $12,161 accrued interest on convertible notes payable, and recognized a loss on note payable conversions of $297,108.

Common Stock to be Issued

At June 30, 2020, the Company is obligated to issue an aggregate 550,000 shares of its common stock, valued at $11,000, to two individuals as partial consideration for loans made to the Company as follow:

•	150,000 shares as consideration for extension of notes originally dated April 29, 2019, as extended, for an additional six months through October 29, 2020.
•	400,000 shares as partial consideration for an aggregate $25,000 of loans made to the Company on May 18, 2020.

The shares to be issued are valued at $0.02 per share, the trading price of the underlying common stock as of the date of the agreements.

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

NOTE 6 – WARRANTS

A summary of warrant activity during the six months ended June 30, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – December 31, 2019	540,000	$.31	3.99
Granted	—
Exercised	—
Expired	—
Outstanding and exercisable – June 30, 2020	540,000	$.31	3.49

NOTE 7 – CONVERTIBLE NOTES

AUCTUS FUND

On April 26, 2019, the Company entered into a financing arrangement with Auctus Fund LLC. The face value of the note is $110,000 at an interest rate of 12% and the maturity date is January 26, 2020. As of January 26, 2020, the Company is in default with the payments required by the note and is therefore subject to a default rate of 24%. At the time of the disbursement the Company received $97,250 net cash proceeds, as there was a deduction from proceeds to the Company of $2,750 for legal fees related to the issuance of the promissory note and a deduction of $10,000 as prepaid interest to the lender of which $1,111 was expensed in the current quarter. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of fifty percent (50%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding the days will be multiplied by 0.50 ((to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are also 440,000 warrants attached to this note with an exercise price of $0.25 and a life of 5 years.

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $110,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

The Company has accounted for the value of the warrants using the Black-Scholes model with a stock price of $0.38, volatility of 98%, risk free rate of 2.25% and a life of 5 years. Within these parameters the Company has recorded a warrant expense of $132,593.

During the six months ended June 30, 2020, the lender converted an aggregate $11,916 of principal, interest and fees on the note into 5,257,195 shares of common stock of the Company. The Company has recognized a loss on conversion of $41,406, based on the difference between the trading price and the value of the debt converted.

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

GS CAPITAL PARTNERS

On November 1, 2019, the Company entered into a financing arrangement with GS Capital Partners LLC. The face value of the note is $70,000 at an interest rate of 10% and the maturity date is November 1, 2020. At the time of the disbursement the Company received $54,450 net cash proceeds, as there was a deduction from proceeds to the Company of $3,500 for legal fees related to the issuance of the promissory note, $6,000 as prepaid interest and $6,050 as a note placement expense. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of fifty percent (50%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding the days will be multiplied by 0.50 (to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $38,032 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

During the six months ended June 30, 2020, the lender converted an aggregate $21,107 of principal and interest on the note into 2,329,031 shares of common stock of the Company. The Company has recognized a loss on conversion of $118,635, based on the difference between the trading price and the value of the debt converted.

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

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $38,040 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

During the six months ended June 30, 2020, the lender converted an aggregate $33,657 of principal on the note into 4,934,468 shares of common stock of the Company. The Company has recognized a loss on conversion of $137,067, based on the difference between the trading price and the value of the debt converted.

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

POWER UP LENDING GROUP

On May 21, 2020, the Company entered into a financing agreement with Power Up Lending Group to borrow $103,000 with a due date of May 21, 2021. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.The Company has reserved 63,319,672 shares for conversion. Net proceeds from the loan were $100,000, after legal fees and offering costs of $3,000. These fees and costs are being amortized over the term of the note.

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $103,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

NOTE 8 – NOTES PAYABLE

On April 24, 2019, the Company was loaned $20,000 from an unrelated individual. The note was due October 24, 2019 with an interest rate of 11%. In addition, the individual received 100,000 shares of restricted common stock. These shares were valued at $30,000 which represents the trading price as of the date indicated and were recorded to interest expense. On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $1,100 cash for accrued interest and issued 100,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $2,700 of interest expense based on the stock’s closing price on that date. On April 24, 2020, the lender agreed to a second six month extension through October 24, 2020. As consideration for entering into the extension, the Company agreed to pay the lender accrued interest on the note of $1,100 and to issue 100,000 shares of the Company’s common stock, valued at $0.02 per share, the closing price of the stock as of the extension agreement date. The $2,000 value of the shares was recorded as interest expense and included in Common Stock to be Issued. As of June 30, 2020, the interest due had not been paid nor had the shares of common stock been issued.

On April 29, 2019, the Company was loaned $10,000 from an unrelated individual. The note was due on October 29, 2019 with an interest rate of 11%. In addition, the individual received 50,000 shares of restricted common stock. These shares were valued at $19,000 which represents the trading price as of the date indicated and recorded to interest expense. On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $550 cash for accrued interest and issued 50,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $1,350 of interest expense based on the stock’s closing price on that date. On April 29, 2020, the lender agreed to a second six month extension through October 29, 2020. As consideration for entering into the extension, the Company agreed to pay the lender accrued interest on the note of $550 and to issue 50,000 shares of the Company’s common stock, valued at $0.02 per share, the closing price of the stock as of the extension agreement date. The $1,000 value of the shares was recorded as interest expense and included in Common Stock to be Issued. As of June 30, 2020, the interest due had not been paid nor had the shares of common stock been issued.

On May 18, 2020, the Company entered into loan agreements with two unrelated individuals, who are current note holders in the aggregate amount of $30,000. Each of the new loans is for $12,500, an aggregate $25,000. The notes are due November 18, 2020 with interest at 11%. The notes may be prepaid at any time but in the event of the prepayment the full amount of principal and interest will required to be paid. In the event that the Company is unable to make payment on the due date, the default interest rate will continue at 11% but the Company is obligated to issue 500,000 shares of its common stock to each

Table of Contents BLACKSTAR ENTERPRISE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

NOTE 8 – NOTES PAYABLE (continued)

lender. As additional consideration for entering into the loans, each individual shall be issued 200,000 shares of common stock, an aggregate 400,000 shares. The shares are valued at $0.02 per share, the closing price of the Company’s common stock as of the date of the loan. The $8,000 value ascribed to the shares has been capitalized as prepaid interest and is being amortized over the six month term of the loans. As of June 30, 2020, then underlying shares have not been issued and the $8,000 value is included in Common Stock to be Issued.

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

In addition, International Hedge Group provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the six months ended June 30, 2020 and 2019 the Company recorded the related party management consulting expense of $26,410 and $56,430 respectively. For the three months ended June 30, 2020 and 2019 the Company recorded the related party management consulting expense of $9,910 and $54,000 respectively.

During the six months ended June 30, 2020 there were no advances from related parties, and the Company repaid $22,590 to its parent company, International Hedge Group, Inc. At June 30, 2020, Joseph Kurczodyna, an officer of the Company, was owed $480; and Todd Lahr, a former officer of the Company, was owed $18,780.

NOTE 10 – SUBSEQUENT EVENTS

In July and August 2020, the Company issued shares of common stock to two convertible note holders as consideration for debt conversion as follows:

•	3,012,667 shares, valued at $0.0045 per share, for conversion of note principal in the amount of $13,557.
•	3,012,600 shares, valued at $0.0027 per share, for conversion of note principal, interest and loan fees in the aggregate amount of $8,134.
•	3,561,200 shares, valued at $0.0039 per share, for conversion of note principal, interest and loan fees in the aggregate amount of $13,888.
•	3,288,719 shares, valued at $0.0065 per share, for conversion of note principal in the amount of $21,500.
•	839,830 shares, valued at $0.0071 per share, for conversion of remaining note principal and interest in the aggregate amount of $5,942.

Management has evaluated significant subsequent events through September 4, 2020, the date these financial statements were available to be issued, noting none that require additional disclosure.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2020, we had an accumulated deficit totaling $4,905,754. This raises substantial doubts about our ability to continue as a going concern.

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

Recent Updates – The Company has designed and is constructing the Peer-to-Peer (“P2P”) BlackStar Enterprise Trading Platform (“BDTP”), subject to obtaining sufficient funding. We have completed a working demo on Amazon Blockchain that facilitates shareholder trading activity while complementing the market makers. The Company is positioning itself to trade BEGI common shares digital on Amazon’s Blockchain while complying with the rules and regulations within the Broker Dealer Eco-System. Currently we anticipate that there may be a small charge to enter the platform, but no ticket charge, and with unlimited commission-free trading. We believe that this parallel market may produce liquidity from price movement or arbitrage, along with low cost of entry and easy access to Bid and Offer prices for both shareholders and speculators. In July 2020, the Company presented the concept to SEC FinHub staff members for regulatory guidance and received the recommendation to apply for Alternative Trading System (“ATS”) status. BlackStar is evaluating its options, including exploring partnerships with existing ATS’s.

Currently in the demonstration phase, we estimate finalizing the BDTP at a cost of $60,000 USD over the next five months and are seeking funds for the final production of the platform. As of the date of this filing, the initial demo is complete and BlackStar intends to continue to seek further input from various regulatory agencies and OTC Markets on the functionality of the BDTP over the next several months. The BDTP has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app.

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

We intend to expend funds over the next four quarters as follows:

3rd Quarter 2020	· BDTP Software Development/Ventures	· $250,000
	· Operations	· $100,000

4th Quarter 2020	· BDTP Implementation/Ventures	· $250,000
	· Operations	· $100,000

1st Quarter 2021	· BDTP Implementation/Ventures	· $250,000
	· Operations	· $50,000

2nd Quarter 2021	· Ventures	· $250,000
	· Operations	· $50,000

Our Budget for operations in the current year is as follows:

BDTP Development	$500,000
Working Capital –Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of $37,975 as of June 30, 2020, we have limited cash for an operational budget. We have recently received funds from convertible promissory notes to continue to provide operational funds. We may offer a private placement of stock or notes to investors in order to achieve an additional approximately $700,000 in funding in the next six months. We have not yet commenced the offering, but may commence this offering in the 3rd Quarter of 2020. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2019, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Since our cash reserves were $37,975 as of the end of the 2nd Quarter, our parent company, IHG, may fund on an interim basis any shortfall in our cash reserves. If received, we would use those funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $200,000 for the remaining quarters in 2020 in operational costs which includes ordinary legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

Results of Operations

For the Three Months Ended June 30, 2020 compared to same period in 2019

During the three months ended June 30, 2020 and 2019, we had no revenues. During the three months ended June 30, 2020, we recognized a net loss of $(401,043) compared to a net loss of $(442,889) during the three months ended June 30, 2019. Our operating expenses included $9,910 in related party management consulting fees, $46,791 in legal and professional fees, and $31,114 in general and administrative fees, for a total of $87,815 for the three months ended June 30, 2020. Lower related party management consulting fees decreased the total operating expenses in the three months ended June 30, 2020 by $58,426 compared to the same period ended June 30, 2019. Our net loss from operations was $(87,815) for the three months ended June 30, 2020 compared to net loss from operations of $(146,261) for the same period ended June 30, 2019.

For the three months ended June 30, 2020, we amorized convertible note expenses of $(26,273), convertible debt issuance costs of $(3,077), loss on note payable conversions of $(276,563) and recognized interest expense of $(7,315), resulting in other net expenses of $(313,228). For the three months ended June 30, 2019, we had convertible note expenses of $(110,000), a warrant expense of $(132,593), and interest expense of $(54,055), resulting in other net expenses of $(296,648).

Net loss per share for the three-month period in 2020 and 2019 was $(0.01) and $(0.01) per share, respectively.

For the Six Months Ended June 30, 2020 compared to same period in 2019

During the six months ended June 30, 2020 and 2019, we had no revenues. During the six months ended June 30, 2020, we recognized a net loss of $(505,152) compared to a net loss of $(459,003) during the six months ended June 30, 2019. The net loss for the six months ended June 30, 2020 was due to operating expenses of $122,934. Our operating expenses included $26,410 in management consulting fees-related, $49,791 in legal and professional fees, and $46,733 in general and administrative fees, for a total of $122,934 for the six months ended June 30, 2020. Operating expenses were lower by $38,375 for the six months ended June 30, 2020 compared to the same period in 2019, due mainly to lower legal and professional fees and management consulting fees, resulting in a lower net loss for the six months ended June 30, 2020 compared to the same period in 2019. Our net loss from operations was $(122,934) for the six months ended June 30, 2020 compared to net loss from operations of $(161,309) for the same period ended June 30, 2019.

For the six months ended June 30, 2020, we amortized convertible note expenses of $(59,516), $(9,577) in convertible debt issuance costs, loss on note payable conversions of $(297,108) and recognized interest expense of $(16,017), resulting in other net expenses of $(382,218). For the six months ended June 30, 2019, we had convertible note expenses of $(110,000), a warrant expense of $(132,593), and interest expense of $(55,101), resulting in other net expenses of $(297,694).

Net loss per share for the six-month period in 2020 and 2019 was $(0.01) and $(0.01) per share, respectively.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(4,905,754) as of June 30, 2020, compared to an accumulated deficit of $(4,400,602) at December 31, 2019, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

At June 30, 2020, we had total current assets of $48,438 comprised of $37,975 in cash and $10,463 in prepaid expenses, compared to $43,808 total current assets at December 31, 2019. Our total assets at June 30, 2020 were $48,438 compared to $43,808 as of December 31, 2019. Current liabilities at June 30, 2020 were $310,079 compared to $278,086 at December 31, 2019. Current liabilities at June 30, 2020 consisted of accounts payable of $54,450, accrued liabilities of $14,183, advances payable to related parties of $19,260, convertible promissory notes of $295,337, before discounts of $128,151, and notes payable of $55,000. At June 30, 2020, we had a deficit of ($261,641) in working capital, compared to a deficit of ($234,278) at December 31, 2019.

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

Financing Activities

During the six months ended June 30, 2020, the Company received $0 from subscription agreements or private placement offerings. The Company received shareholder contributions in the amount of $0 in the six months ended June 30, 2020. We received $125,000 from notes payable and made $22,590 of repayments in advances from related parties. Net cash provided by financing activities was $102,410 for the six months ended June 30, 2020, compared to $150,478 for the same period the year before.

Investing Activities

Net cash used in investing activities was $0 for both six-month periods ended June 30, 2020 and 2019.

Operating Activities

During the six months ended June 30, 2020, we used $(97,686) in cash for our net operating activities, compared to $(136,353) used in operating activities for the same period in 2019. We recorded $0 and $10,000 in cash paid for interest for the six months ended June 30, 2020 and 2019, respectively, and had notes payable and interest converted to common stock of $87,225 and $16,000 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Company included $8,000 in prepaid expenses and common stock to be issued for interest on new loans.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2020 and December 31, 2019, we had accumulated deficit of $(4,905,754) and $(4,400,602), respectively and we will require additional working capital to fund operations through 2020 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In light of the current COVID-19 global pandemic, the Company included the first two new risk factors below in the annual report for the year ended December 31, 2019. The Company additionally will add the subsequent risk factors going forward until further notice.

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

UNKNOWN DURATION AND IMPACT OF COVID-19.

As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows. Other than the accounting delay in our periodic reports in the first few months of the pandemic, we do not currently believe that COVID-19 will substantially impair the long-term operations of our business, as we are not reliant on a physical presence or brick-and-mortar business; however, our ability to find investors, obtain financing, and generally fund our ongoing operations may be impacted due to the ongoing and anticipated economic downturn, the length and severity of which is unknown at this time.

Other than as provided above, there are no material changes to risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

CONVERTIBLE NOTES

On May 21, 2020, the Company entered into a financing agreement with Power Up Lending Group to borrow $103,000 with a due date of May 21, 2021. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.The Company has reserved 63,319,672 shares for conversion. Net proceeds from the loan were $100,000, after legal fees and offering costs of $3,000. These fees and costs are being amortized over the term of the note. Details of the note can be found in the Form 8-K filed June 2, 2020. The proceeds of the note will be used for operational expenses.

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $103,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

NOTES PAYABLE

On May 18, 2020, the Company entered into loan agreements with two unrelated individuals, who are current note holders in the aggregate amount of $30,000. Each of the new loans is for $12,500, an aggregate $25,000. The notes are due November 18, 2020 with interest at 11%. The notes may be prepaid at any time but in the event of the prepayment the full amount of principal and interest will required to be paid. In the event that the Company is unable to make payment on the due date the default interest rate will continue at 11% but the Company is obligated to issue 500,000 shares of its common stock to each lender. As additional consideration for entering into the loans, each individual shall be issued 200,000 shares of common stock, an aggregate 400,000 shares. The shares are valued at $0.02 per share, the closing price of the Company’s common stock as of the date of the loan. The $8,000 value ascribed to the shares has been capitalized as prepaid interest and is being amortized over the six month term of the loans. As of June 30, 2020, then underlying shares have not been issued and the $8,000 value is included in Common Stock to be Issued. The proceeds of the loans will be used for operational expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: September 11, 2020	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: September 11, 2020	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

