Form 10-Q
period 2020-09-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2020-11-16
CIK 1483646

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(303) 500-5073

(Registrant’s Telephone number)

________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 12, 2020, there were 82,454,275 shares of the registrant’s common stock, $.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash	$23,006	$33,251
Prepaid expenses	3,256	10,557

Total current assets	26,262	43,808

Fixed assets
Furniture and equipment	1,659	1,659
Accumulated depreciation	(1,659)	(1,659)

Total fixed assets	—	—

Total Assets	$26,262	$43,808

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$53,843	$57,392
Accrued payables	18,456	3,636
Advances related parties	19,260	41,850
Convertible notes payable, net of discounts of $105,002
and $101,648 at Sept. 30, 2020 and December 31, 2019	183,507	145,208
Notes payable	55,000	30,000

Total current liabilities	330,066	278,086

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized,
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 700,000,000 and 200,000,000 shares authorized
at Sept. 30, 2020 and December 31, 2019, $0.001 par value;
74,639,153 and 48,003,443 shares issued and outstanding
at Sept. 30, 2020 and December 31, 2019	74,639	48,003
Common stock to be issued	—	—
Additional paid in capital	3,004,437	2,315,655
Additional paid in capital - warrants	1,562,593	1,562,593
Additional paid in capital - debt discount of convertible note	385,073	239,073
Accumulated deficit	(5,331,546)	(4,400,602)

Total stockholders' deficit	(303,804)	(234,278)

Total Liabilities and Stockholders' Deficit	$26,262	$43,808

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—

Operating expenses
Depreciation	—	—	—	300
Legal and professional	13,028	2,350	62,819	89,257
Management consulting - related party	33,500	16,400	59,910	72,830
General and administrative	10,936	9,801	40,935	27,473

Total operating expenses	57,464	28,551	163,664	189,860

Other income (expense)
Amortization of discount on convertible notes	(56,733)	—	(116,249)	(110,000)
Amortization of convertible debt issuance costs	(17,438)	—	(27,015)	—
Loss on note payable conversions	(277,607)	—	(574,715)	—
Warrant expense	—	—	—	(132,593)
Interest expense	(16,551)	(10,069)	(49,301)	(65,170)

Other income (expense)	(368,329)	(10,069)	(767,280)	(307,763)

(Loss) before provision for income taxes	(425,793)	(38,620)	(930,944)	(497,623)

Provision for income taxes	—	—	—	—

Net (loss)	$(425,793)	$(38,620)	$(930,944)	$(497,623)

Net (loss) per share - basic and diluted	$(0.01)	$(0.001)	$(0.02)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	67,576,016	52,000,000	56,747,018	52,000,000

The accompanying notes are an integral part of these consolidated financial statements.
4

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount ($0.001 Par)	Shares	Amount ($0.001 Par)	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances - December 31, 2019	48,003,443	$48,003	1,000,000	$1,000	$4,117,321	$(4,400,602)	$(234,278)

Adjust for shares issued directly from IHG retirement to treasury at December 31, 2019	(150,000)	(150)	—	—	150	—	—
Shares issued for conversion of notes and interest	26,235,710	26,236	—	—	678,182	—	704,418
Conversion feature of convertible note	—	—	—	—	146,000	—	146,000
Shares issued for loan costs at $0.02 per share	550,000	550	—	—	10,450	—	11,000
Net loss	—	—	—	—	—	(930,944)	(930,944)
Balances – Sept. 30, 2020	74,639,153	$74,639	1,000,000	$1,000	$4,952,103	$(5,331,546)	$(303,804)

Balances - December 31, 2018	52,000,000	$52,000	1,000,000	$1,000	$3,373,353	(3,521,333)	$(94,980)

Shares issued for interest on loans	150,000	150	—	—	48,850	—	49,000
Shares issued for conversion on notes payable	299,891	300	—	—	25,700	—	26,000
Shares cancelled	(289,891)	(290)	—	—	290	—	—
Paid in Capital - Warrants	—	—	—	—	132,593	—	132,593
Paid in Capital - Convertible note	—	—	—	—	110,000	—	110,000
Net loss	—	—	—	—	—	(497,623)	(497,623)

Balances – Sept. 30, 2019	52,160,000	$52,160	1,000,000	$1,000	$3,690,786	(4,018,956)	$(275,010)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(930,944)	$(497,623)

Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation	—	300
Convertible note discount	—	110,000
Amortization of convertible note issue costs	27,015	—
Amortization of discounts on convertible notes	116,249	—
Amortization of prepaid interest	10,503	—
Loss on conversion of notes payable	574,715	—
Interest and loan fees paid in stock	36,355	—
Warrant expense	—	132,593
Changes in operating assets and liabilities
Decrease (increase) in prepaids	7,301	(3,782)
Increase (decrease) in accounts payable	(3,549)	42,763
Increase (decrease) in accrued payables	9,700	9,952

Cash used in operating activities	(152,655)	(205,797)

Cash Flows From Investing Activities
	—	—
Cash used in investing activities	—	—

Cash Flows From Financing Activities
Proceeds from sales of common stock	—	75,000
Increase in notes payable	165,000	114,000
Increase in advances from related party	—	10,478
Repayments of advances from related party	(22,590)	—

Net cash provided by financing activities	142,410	199,478

Net increase (decrease) in cash	(10,245)	(6,319)

Cash, beginning of period	33,251	6,319

Cash, end of period	$23,006	$—

Supplemental disclosure

Cash paid for interest	$1,650	$10,000

Supplemental disclosure of non-cash investing
and financing activities
Common stock to be issued for loan costs	$11,000	$—
Note payable and interest converted to common stock	$129,703	$26,000

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. (“NPI08”). The Company changed its name to Blackstar Energy Group, Inc., a Colorado corporation, in 2010 and was active in the energy industry for several years, subsequently becoming inactive until 2016 when new management and capital were introduced.

On January 25, 2016, International Hedge Group, Inc. (“IHG”) signed an agreement to acquire a 95% interest in the Company, and in August 2016 the name was changed to BlackStar Enterprise Group, Inc. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock, of which IHG currently owns 4,792,702 due to anti-dilutive cancellation of shares by management (approximately 10% of outstanding common stock), and 1,000,000 of Class A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services and capital consulting to companies. IHG and BlackStar are currently managed and controlled by two individuals each of whom is a beneficial owner of an additional 9% of the Company’s common stock

The Company intends to act as a merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures through a wholly-owned subsidiary, Crypto Equity Management Corp (“CEMC”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which they control the venture until divestiture or spin-off by developing the businesses with capital. BlackStar formed a subsidiary nonprofit company, Crypto Industry SRO Inc. (“Crypto”) in 2017. Crypto business plan is to act as a self-regulatory membership organization for the crypto-equity industry and set guidelines and best-practice rules by which industry members would abide. BlackStar will provide management of this entity under a services contract.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company has generated no revenues and has incurred losses. As of September 30, 2020, the Company had cash of $23,006, negative working capital of ($303,804) and an accumulated deficit of ($5,331,546). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of

NOTE 2 – GOING CONCERN (continued)

recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and reflect our accounts and operations and those of our subsidiaries and include the accounts of BlackStar Enterprise Group, Inc. and its wholly owned subsidiaries, Crypto Equity Management Corp (“CEMC”) and Crypto Industry SRO Inc . All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2020 and December 31, 2019, the Company had no deposits in excess of the FDIC insured limits.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments in investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our Comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the nine months ended September 30, 2020 and 2019.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2020 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

 Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year periods presentation.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has an authorized number of preferred shares of 10,000,000, with a par value of $0.001 per share. On August 25, 2016, the Company issued 1,000,000 shares of its preferred series A stock to IHG in fulfillment of the purchase agreement. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company. As at September 30, 2020 there are 1,000,000 preferred series A shares issued and outstanding.

Common Stock

As of December 31, 2019, the authorized number of common shares of the Company was 200,000,000, with a par value of $0.001 per share, On March 10, 2020, the Company’s shareholders voted to increase the Company’s authorized common shares to 700,000,000.

As of September 30, 2020, and December 31, 2019, the total number of common shares outstanding was 74,639,153 and 48,003,443, respectively. The number of shares outstanding at September 30, 2020 was reduced by 150,000 in order to reflect that shares previously reported as outstanding as of December 31, 2019, but yet to be issued by the Company were, in fact, issued from the block of shares that were returned to treasury by IHG. The share quantity was deemed by management to be

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

not material therefore not requiring an amendment of the Form 10-K for the year ended December 31, 2019 that was previously filed.

During the nine months ended September 30, 2020, the Company issued shares of its common stock as follows:

•	26,235,710 shares for conversion of $129,703 principal, interest and fees on convertible notes payable, and recognized a loss on note payable conversions of $574,715.
•	150,000 shares, valued at $3,000 ($0.02 per share) as consideration for extension of notes originally dated April 29, 2019, as extended, for an additional six months through October 29, 2020.
•	400,000 shares valued at $8,000 ($0.02 per share) as partial consideration for an aggregate $25,000 of loans made to the Company on May 18, 2020.

NOTE 5 – WARRANTS

A summary of warrant activity during the nine months ended September 30, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – December 31, 2019	540,000	$.31	3.99
Granted	—
Exercised	—
Expired	—
Outstanding and exercisable – September 30, 2020	540,000	$.31	3.24

NOTE 6 – CONVERTIBLE NOTES

AUCTUS FUND

On April 26, 2019, the Company entered into a financing arrangement with Auctus Fund LLC. The face value of the note is $110,000 at an interest rate of 12% and the maturity date is January 26, 2020. As of January 26, 2020, the Company is in default with the payments required by the note and is therefore subject to a default rate of 24%. At the time of the disbursement the Company received $97,250 net cash proceeds, as there was a deduction from proceeds to the Company of $2,750 for legal fees related to the issuance of the promissory note and a deduction of $10,000 as prepaid interest to the lender of which $1,111 was expensed. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of fifty percent (50%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding the days will be multiplied by 0.50 ((to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are also 440,000 warrants attached to this note with an exercise price of $0.25 and a life of 5 years.

NOTE 6 – CONVERTIBLE NOTES (continued)

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

During the nine months ended September 30, 2020, the lender converted an aggregate $33,939 of principal, interest and fees on the note into 11,830,995 shares of common stock of the Company. The Company has recognized a loss on conversion of $156,345, based on the difference between the trading price and the value of the debt converted.

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

During the nine months ended September 30, 2020, the lender converted an aggregate $21,107 of principal and interest on the note into 2,329,031 shares of common stock of the Company. The Company has recognized a loss on conversion of $118,635, based on the difference between the trading price and the value of the debt converted.

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

NOTE 6 – CONVERTIBLE NOTES (continued)

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

During the nine months ended September 30, 2020, the lender converted the total of principal and interest due on the note of $74,656 into 12,075,684 shares of common stock of the Company. The Company has recognized a loss on conversion of $299,735, based on the difference between the trading price and the value of the debt converted.

POWER UP LENDING GROUP

On May 21, 2020, the Company entered into a financing agreement with Power Up (“Power UP”) to borrow $103,000 with a due date of May 21, 2021. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note. The Company has reserved 63,319,672 shares for conversion. Net proceeds from the loan were $100,000, after legal fees and offering costs of $3,000. These fees and costs are being amortized over the term of the note. The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $103,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

On July 24, 2020, the Company entered into a financing agreement with Power Up to borrow $43,000 with a due date of July 24, 2021. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note. The Company has reserved 41,876,318 shares for conversion. Net proceeds from the loan were $40,000, after legal fees and offering costs of $3,000. These fees and costs are being amortized over the term of the note. The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $43,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

NOTE 6 – CONVERTIBLE NOTES (continued)

On September 24, 2020, the Company enter into a financing agreement with Power Up to borrow $53,000. Initial funding was made by Power Up on October 8, 2020, and as a result no liability has been recorded as of September 30, 2020. (See Note 9).

NOTE 7 – NOTES PAYABLE

On April 24, 2019, the Company was loaned $20,000 from an unrelated individual. The note was due October 24, 2019 with an interest rate of 11%. In addition, the individual received 100,000 shares of restricted common stock. These shares were valued at $30,000 which represents the trading price as of the date indicated and were recorded to interest expense. On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $1,100 cash for accrued interest and issued 100,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $2,700 of interest expense based on the stock’s closing price on that date. On April 24, 2020, the lender agreed to a second six-month extension through October 24, 2020. As consideration for entering into the extension, the Company agreed to pay the lender accrued interest on the note of $1,100 and to issue 100,000 shares of the Company’s common stock, valued at $0.02 per share, the closing price of the stock as of the extension agreement date. The $2,000 value of the shares was recorded as interest expense and included in Common Stock to be Issued. As of June 30, 2020, the interest due had not been paid nor had the shares of common stock been issued.

On April 29, 2019, the Company was loaned $10,000 from an unrelated individual. The note was due on October 29, 2019 with an interest rate of 11%. In addition, the individual received 50,000 shares of restricted common stock. These shares were valued at $19,000 which represents the trading price as of the date indicated and recorded to interest expense. On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $550 cash for accrued interest and issued 50,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $1,350 of interest expense based on the stock’s closing price on that date. On April 29, 2020, the lender agreed to a second six-month extension through October 29, 2020. As consideration for entering into the extension, the Company agreed to pay the lender accrued interest on the note of $550 and to issue 50,000 shares of the Company’s common stock, valued at $0.02 per share, the closing price of the stock as of the extension agreement date. The $1,000 value of the shares was recorded as interest expense and included in Common Stock to be Issued. As of June 30, 2020, the interest due had not been paid nor had the shares of common stock been issued.

On May 18, 2020, the Company entered into loan agreements with two unrelated individuals, who are current note holders in the aggregate amount of $30,000. Each of the new loans is for $12,500, an aggregate $25,000. The notes are due November 18, 2020 with interest at 11%. The notes may be prepaid at any time but in the event of the prepayment the full amount of principal and interest will required to be paid. In the event that the Company is unable to make payment on the due date the default interest rate will continue at 11% but the Company is obligated to issue 500,000 shares of its common stock to each lender. As additional consideration for entering into the loans, each individual shall be issued 200,000 shares of common stock, an aggregate 400,000 shares. The shares are valued at $0.02 per share, the closing price of the Company’s common stock as of the date of the loan. The $8,000 value ascribed to the shares has been capitalized as prepaid interest and is being amortized over the six-month term of the loans.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the nine months ended September 30, 2020 and 2019 the Company recorded related party management fees of $59,510 and $72,830 respectively. For the three months ended September 30, 2020 and 2019 the Company recorded related party management fees of $33,500 and $16,400 respectively.

During the nine months ended September 30, 2020 there were no advances from related parties, and the Company repaid $22,590 to its parent company, International Hedge Group, Inc. At September 30, 2020, an officer of the Company, was owed $480; and a former officer of the Company, was owed $18,780.

NOTE 9 – SUBSEQUENT EVENTS

On October 5, 2020, the Company issued 199,222 shares of its common stock, valued at $0.0257 per share, as consideration for financing services rendered to the Company in 2019. At September 30, 2020, the value of the shares issued of $5,120 was included in accrued liabilities.

On October 5, 2020, the Company issued 3,697,000 shares of common stock, valued at $0.00513 per share, as consideration for conversion of note principal, interest and loan fees in the aggregate amount of $18,966. The conversion notice was dated September 29, 2020, but the Company was notified of the conversion and the shares issued on October 5, 2020, so the Company has chosen to treat the conversion as occurring in the subsequent period.

On October 8, 2020, the Company received the proceeds from a financing agreement entered into with Power Up Lending Group on September 24, 2020 to borrow $53,000. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 25,429,828 shares for conversion. Net proceeds from the loan were $50,000, after legal fees and offering costs of $3,000.

On October 28, 2020, the Company issued 3,918,900 shares of common stock, valued at $0.009 per share, as consideration for conversion of note principal, interest and loan fees in the aggregate amount of $35,270.

The Company has analyzed its operations subsequent to September 30, 2020 through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2020, we had an accumulated deficit totaling $5,331,546. This raises substantial doubts about our ability to continue as a going concern.

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

Recent Updates – The Company has designed and is constructing the Peer-to-Peer (“P2P”) BlackStar Enterprise Trading Platform (“BDTP”), subject to obtaining sufficient funding. We have completed a working demo on Amazon Blockchain that facilitates shareholder trading activity while complementing the market makers. The Company is positioning itself to trade

BEGI common shares digital on Amazon’s Blockchain while complying with the rules and regulations within the Broker Dealer Eco-System. Currently we anticipate that there may be a small charge to enter the platform, but no ticket charge, and with unlimited commission-free trading. We believe that this parallel market may produce liquidity from price movement or arbitrage, along with low cost of entry and easy access to Bid and Offer prices for both shareholders and speculators. In July 2020, the Company presented the concept to SEC FinHub staff members for regulatory guidance and received the recommendation to apply for Alternative Trading System (“ATS”) status. BlackStar is evaluating its options, including exploring partnerships with existing ATS’s, and other strategies to go live with BDTP in accordance with existing laws and regulations.

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

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

We intend to expend funds over the next four quarters as follows:

4th Quarter 2020	· BDTP Software Implementation/Ventures	· $250,000
	· Operations	· $100,000

1st Quarter 2021	· BDTP Software Implementation/Ventures	· $250,000
	· Operations	· $100,000

2nd Quarter 2021	· Ventures	· $250,000
	· Operations	· $50,000

3rd Quarter 2021	· Ventures	· $250,000
	· Operations	· $50,000

Our Budget for operations in the next year is as follows:

BDTP Development	$500,000
Working Capital –Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of $23,006 as of September 30, 2020, we have limited cash for an operational budget. We have recently received funds from convertible promissory notes to continue to provide operational funds. We may offer a private placement of stock or notes to investors in order to achieve an additional approximately $700,000 in funding in the next six months. We have not yet commenced the offering, but may commence this offering in the 4th Quarter of 2020. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2019, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Since our cash reserves were $23,006 as of the end of the third quarter, our parent company, IHG, may fund on an interim basis any shortfall in our cash reserves. If received, we would use those funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $100,000 for the remaining quarter in 2020 in operational costs which includes ordinary legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

Results of Operations

For the Three Months Ended September 30, 2020 compared to same period in 2019

During the three months ended September 30, 2020 and 2019, we had no revenues. During the three months ended September 30, 2020, we recognized a net loss of $(425,793) compared to a net loss of $(38,620) during the three months ended September 30, 2019. Our operating expenses for the three months ended September 30, 2020 include $13,028 in legal and professional fees, $33,500 in management consulting fees to a related party, and $10,936 in general and administrative expenses, for a total of $57,464. Increased management consulting fees and legal and professional fees increased the total operating expenses for the three months ended September 30, 2020 by $28,913 as compared to the three months ended September 30, 2019.

For the three months ended September 30, 2020, we recorded amortization of discount on convertible notes of $(56,733), amortization of convertible debt issuance costs of $(17,438), loss on note payable conversions of $(277,607), and interest expense of $(16,551), resulting in other expenses of $(368,329). We only recorded interest expense of $(10,069) in the same period ended September 30, 2019. The increase in other expenses of $358,260 from 2019 to 2020 is attributable to convertible debt issuances and conversions in 2020.

Net loss per share for the three-month periods ending September 30, 2020 and 2019 was $(0.01) and $(0.001) per share, respectively.

For the Nine Months Ended September 30, 2020 compared to same period in 2019

During the nine months ended September 30, 2020 and 2019, we had no revenues. During the nine months ended September 30, 2020, we recognized a net loss of $(930,944) compared to a net loss of $(497,623) during the nine months ended September 30, 2019. The net loss for 2020 was due to operating expenses of $163,664 and other expenses totaling $(767,280). Our operating expenses for the nine months ended September 30, 2020 included $62,819 in legal and professional fees, $59,910 in management consulting fees to a related party, and $40,935 in general and administrative expenses, for total operating expenses of $163,664. Operating expenses were lower by $26,196 for the nine months ended September 30, 2020 compared to the same period in 2019, due mainly to lower legal and professional fees and management consulting fees, though general and administrative expenses were higher, resulting in a lesser net loss for the nine months ended September 30, 2020 compared to the same period in 2019.

For the nine months ended September 30, 2020, we recorded amortization of discount on convertible notes of $(116,249), amortization of convertible debt issuance costs of $(27,015), loss on note payable conversions of $(574,715), and interest expense of $(49,301), resulting in other expenses of $(767,280). We recorded an amortization of discount on convertible notes of $(110,000), a warrant expense of $(132,593), and an interest expense of $(65,170) for total other expenses of $(307,763) in the nine months ended September 30, 2019, resulting in an overall increase in other expenses of $459,571 from 2019 to 2020. The increase from 2019 to 2020 is attributable to increased convertible debt issuances and conversions in 2020.

Net loss per share for the nine-month period in 2020 and 2019 was $(0.02) and $(0.01) per share, respectively.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(5,331,546) as of September 30, 2020, compared to an accumulated deficit of $(4,400,602) at December 31, 2019, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

At September 30, 2020, we had total current assets of $26,262 comprised of $23,006 in cash and $3,256 in prepaids, compared to $43,808 total current assets at December 31, 2019. Current liabilities at September 30, 2020 were $330,066 compared to $278,086 at December 31, 2019. Current liabilities at September 30, 2020 consisted of accounts payable of $53,843, accrued payables of $18,456, advances payable to a related party of $19,260, convertible promissory notes payable, net, of $183,507, and notes payable of $55,000. At September 30, 2020, we had a working capital deficit of ($303,804), compared to a deficit of ($234,278) at December 31, 2019.

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

We do not have terms or committed sources of capital of any type at this time. If we are able to raise additional capital, we intend to launch the BDTP, and further, enter into additional joint ventures. We intend to use the funds repaid from the joint ventures to a) retire debt, b) fund additional joint ventures with companies, and c) provide operational funds.

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

Financing Activities

During the nine months ended September 30, 2020, the Company had no cash received from equity offerings or shareholder contributions. We received $165,000 from notes payable and made $22,590 of repayments of advances from related parties. In the nine months ended September 30, 2019, we recorded $75,000 from the sales of common stock, $114,000 in notes payable, and $10,478 in advances from related parties. Net cash provided by financing activities was $142,410 for the nine months ended September 30, 2020, compared to $199,478 for the same period the year before.

Investing Activities

The Company had no investing activities during the nine-month periods ended September 30, 2020 and 2019.

Operating Activities

During the nine months ended September 30, 2020, we used $(152,655) in cash for our net operating activities, compared to $(205,797) used in operating activities for the same period in 2019. The decreased amount of cash used in operating activities is attributable to adjustments to reconcile net loss to net cash used in operating activities in many of the categories in the nine months ended September 30, 2020. We recorded a total of $764,837 in adjustments to reconcile net loss to net cash used in operating activities and had changes in operating assets and liabilities totaling $13,452 for the nine months ended September

30, 2020. For the same period in 2019, we recorded a total of $242,893 in adjustments to reconcile net loss to net cash used in operating activities and had changes in operating assets and liabilities totaling $48,933.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2020 and December 31, 2019, we had accumulated deficit of $(5,331,546) and $(4,400,602), respectively and we will require additional working capital to fund operations through 2020 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

CONVERTIBLE NOTES

On July 24, 2020, the Company enter into a financing agreement with Power Up to borrow $43,000 with a due date of July 24, 2021. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note. The Company has reserved 41,876,318 shares for conversion. Net proceeds from the loan were $40,000, after legal fees and offering costs of $3,000. These fees and costs are being amortized over the term of the note. The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $43,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. Details of the note can be found in the Form 8-K filed August 4, 2020. The proceeds of the note will be used for operational expenses.

On September 24, 2020, the Company enter into a financing agreement with Power Up to borrow $53,000. Initial funding was made by Power Up on October 8, 2020 and as a result no liability has been recorded as of September 30, 2020. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note. The Company has reserved 25,429,828 shares for conversion. Net proceeds from the loan were $50,000, after legal fees and offering costs of $3,000. Details of the note can be found in the Form 8-K filed October 14, 2020. The proceeds of the note will be used for operational expenses.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: November 16, 2020	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: November 16, 2020	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

 .