Form 10-K
period 2020-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2021-04-12
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

000-55730

Commission file number

BlackStar Enterprise Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1120628
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4450 Arapahoe Ave., Suite 100 Boulder, CO	80303
(Address of principal executive offices)	(Zip Code)

(303) 500-3210

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

☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2020, computed by reference to the price at which the common equity was last sold ($0.01), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020), was $765,622.

As of April 7, 2021, there were 107,307,525 common shares, $0.001 par value, issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

DESCRIPTION OF BUSINESS

We are based in Boulder, Colorado and are engaged in Merchant Banking and Finance in the United States. Since 2018 we have also been developing a blockchain-based software platform to trade registered shares of our common stock. Once completed, the platform should enable us to become a Platform as a Service (“PaaS”) provider for other publicly traded companies, providing revenue to finance our merchant banking. We have recognized net losses of ($1,565,591) in the year ended December 31, 2020. We have relied solely on sales of our securities, convertible note financing, and private loans to fund our operations. The completion of our software platform depends on our ability to partner with an existing Alternative Trading System (“ATS”) or registration as an ATS.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2020, our last fiscal year.

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

Our principal executive offices are located at 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303 and our office telephone number is (303) 500-3210. We maintain a website at www.blackstarenterprisegroup.com, and such website is not incorporated into or a part of this filing.

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

CURRENT BUSINESS

Our Company, BlackStar Enterprise Group, Inc. (OTC QB: BEGI) is a publicly traded merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to blockchain and DLT companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly owned subsidiary, Crypto Equity Management Corp., (“CEMC”), mainly in the areas of blockchain and distributed ledger technologies. BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

BlackStar Digital Trading Platform – In June of 2017, the management of BlackStar began analyzing the crypto industry due in large part to its rapid ascent in popularity. Mr. Kurczodyna took an educational legal seminar on securities laws relating to blockchain, attended national and international conferences on cryptocurrency, and spoke with several experts at each event, informing himself about the industry, regulations, and potential pitfalls. Mr. Kurczodyna believed that many of the unregistered cryptocurrency offerings that had occurred throughout much of 2016 and 2017 were “illegal unregistered securities” offerings and that BlackStar could design and implement a better strategy for future capital raising using the security benefits of blockchain technology, perhaps in digital equity.

After significant study and discussions with multiple vendors and service providers in the digital currency industries, in May 2018 BlackStar retained Solidgreen Software, LLC, d/b/a Artuova (“Artuova”) to design a technological plan and an overall estimated cost of implementation of an equity trading platform (agreement attached hereto as Exhibit 10.4). BlackStar is currently building the referenced digital equity trading platform in order to trade BlackStar shares as registered Digital Shares, only after the securities have been registered with the Securities and Exchange Commission.

We have contracted the services of Dr. David Gnabasik, a computer scientist contractor of Artuova and a former employee of Colorado Parks and Wildlife, who has demonstrated a working blockchain project for managing licenses for Parks and Wildlife state agencies. Mr. Mathew Baldwin, a principal of Artuova, created the software for the BDTP to work with Dr. Gnabasik’s blockchain design. The software demonstrates the concept of trading shares for cash using blockchain technology. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Blockchain.

In July 2020, the Company presented the concept to SEC FinHub staff members for regulatory guidance and received the recommendation to apply for Alternative Trading System (“ATS”) status. Currently in the demonstration phase, the Company is encouraged that the Peer-to-Peer ("P2P") BDTP is likely to be completed within the next 90 days. Once the full operational version is completed, the BDTP will need to be paired with or become a registered Alternative Trading System (“ATS”) prior to implementation. The Company is currently evaluating its options for this next major step in the process, including exploring partnerships with existing ATS’s, and other strategies to go live with BDTP in accordance with existing laws and regulations. As of the date of this filing, the initial demo is complete and BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP over the next several months. The BDTP has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app.

Risk Management Framework – We currently have no risk management framework for addressing material risks associated with this new business strategy and our decisions will be guided by management’s judgment and experience.

Nature and Types of Services Provided – Our long-term plan for provision of services is to finance the operations of CEMC through the successful production of the BDTP platform and subsequent subscription of the platform’s design as a service. As a subsidiary of BlackStar, CEMC additionally intends to offer consulting and regulatory compliance services to cryptocurrency entities and blockchain entrepreneurs for securities, tax, and commodity issues. Our Company has always operated under the assumption that cryptocurrencies and tokens are “securities” and regulated under the SEC rules and in some circumstances, the CFTC rules. Due to significant experience of our management in the US securities and commodities industry, we felt that we had regulatory compliance backgrounds that could be useful in assisting with regulatory compliance for former cryptocurrency offerors and token offerors. In the 1990s, Mr. Kurczodyna was formerly the majority shareholder, general principal, and financial principal assistant of a Broker-Dealer (BD) registered with the SEC and an Introducing-Broker (IB) with the CFTC, Mills Financial Services Inc. (“Mills”). In his time at Mills, Mr. Kurczodyna wrote the policies and procedures such as: know your client; preventing the misuse of material non-public information; books and records requirements; and financial responsibility rules including the requirements concerning the safeguarding and custody of customer funds and securities. The lack of management’s cryptocurrency experience is applicable to virtually all the current “experienced” cryptocurrency executives and since BlackStar has always operated under the assumption that cryptocurrencies were securities, the securities experience applied to the cryptocurrency industry seemed like a natural progression. Other companies’ principals have been offering unregistered securities with multiple violations of securities and other laws including

FinCen regulation, CFTC rules, exchange rules, AML, and tax laws. The concept of CEMC as a subsidiary of BlackStar was to provide compliance services for the multitude of laws that are applicable. Currently in the testing phase, BlackStar intends to build trading platforms for subscriber companies based on the BDTP model and offer the platforms through a subscription service, generating ongoing revenue for the Company.

Neither CEMC nor BlackStar intend to underwrite these entities or entrepreneurial companies, nor do we intend to act as broker-dealers or investment companies, though we acknowledge the potential requirements to register as such or to claim exemption from registration.

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

Our Company has examined numerous “exchanges” or “platforms” for trading and believed that they lacked essential regulatory compliance practices. This research and management’s securities and compliance background lead the Company to engage a team of software experts at Artuova to create the platform that is being designed to contain the essentials for full regulatory compliance including:

• Know-Your-Customer (KYC)

• Anti-Money Laundering (AML)

• IRS tax reporting

• SEC compliance

• Exchange registration (ATS)

Current Status of BDTP – The Company intends to engage further software developers as needed for blockchain implementation on the Peer-to-Peer (“P2P”) BDTP platform. The Company intends to integrate BDTP with the existing FINRA and SEC regulated brokerage ecosystem in order to trade BlackStar digital shares, addressing many of the regulatory issues by operating within the existing confines of the system. The intent of BDTP is to compliment, compete with, and create arbitrage price opportunity with the market makers in the brokerage ecosystem. As intended, the system would operate in the following manner: broker-dealers would invite customers to participate as users on the BDTP to buy and sell BlackStar equity trades; the broker-dealers comply with all FinCen and Exchange regulations, KYC and FinCen rules, submit IRS tax reports, etc.; orders, bids, and offers are entered into the BDTP (like a specialist’s order book) either by broker-dealers or Users through trading software supplied by the broker-dealers; BDTP records all transactions; and finally, an Alternative Trading System (“ATS”) quoting digital prices and the SEC/FINRA would have complete and transparent access to the data stored in BDTP, offering a single data interface and consolidated history of transactions. BDTP seamlessly integrates with the order entry processes, priority rules, and execution procedures of the existing brokerage ecosystem. Although not a profit center, BlackStar intends to charge the broker-dealer a $0.99 cent fee per customer introduced to the platform to cover expenses, and broker-dealers may recover the fee in their ticket charge.

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

The Company’s BDTP cash trading market concept will be similar to the spot market in commodities trading wherein the last trade would represent a cash buyer and a willing seller delivering registered shares. BlackStar believes that a spot market could promote shareholder confidence, produce liquidity from price movement or arbitrage, and offer low cost of entry and easy access to Bid and Offer prices for both shareholders and speculators. An additional benefit to the spot market is that it is designed to be decentralized, shielding it from malicious short selling that is present in other parallel markets. As part of the spot market, order flow is only transparent to regulators and the Company (the issuer of the securities) in real time on the blockchain. The BDTP is a private blockchain with privately appointed Certificate Holders that can access the blockchain (e.g. regulatory agencies). The system records all activity using an immutable blockchain ledger hosted by Amazon's (AMS) Hyper-Link Blockchain. It is the Company’s expectation that these built-in characteristics eventually help renew confidence in trading shares of OTC companies.

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

SERVICES

Crypto Equity Management Corp. is a subsidiary of BlackStar and has no operating history or assets to date. CEMC is authorized to issue 999,999,999 shares of common stock and 99,999,999 shares of preferred stock. At organization, BlackStar received 1,000 shares of common stock for formation services and is the only shareholder.

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

In addition to the services described above, BlackStar formed a subsidiary nonprofit company, Crypto Industry SRO Inc., on December 31, 2017. Crypto Industry SRO is in the beginning stages of organizing membership participation in the newly-formed nonprofit. Crypto Industry SRO is planned to act as a self-regulatory membership organization for the crypto-equity industry and set guidelines and best-practice rules by which industry members would abide. BlackStar will provide management of this entity under a services contract. As of December 31, 2020, neither CEMC nor Crypto Industry SRO were operational.

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
13

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

NUMBER OF PERSONS EMPLOYED

As of December 31, 2020, we have no full-time employees and 2 independent consultants who act as our officers and directors, one on a part-time basis of about 30 hours per week, and the other full-time.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate - None

Oil and Gas Properties - None

Patents - None

Trademarks - None

PLAN OF OPERATIONS

Contingent upon successfully raising funds, we intend to expend funds over the next four quarters as follows:

1st Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $50,000
2nd Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
3rd Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
4th Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $50,000

Our Budget for operations in the next year is as follows:

BDTP Development and Testing	$500,000
Working Capital – Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Based on our current cash reserves of approximately $210,910 as of April 7, 2021, we have the cash for an operational budget of less than two months.  We intend to offer a private placement to investors in order to achieve at least $1,000,000 in funding in the next year. We intend to commence this offering in the summer of 2021. If we are unable to generate enough revenue, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2020, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

While our cash reserves were only $32,987 in December 2020, our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $50,000 for the first and fourth quarters and $100,000 in the second and third quarters in 2021 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In early 2018, we completed a private placement of units for $165,000, and in November 2018 we raised $53,000 through a convertible promissory note which increased our working capital. In the year ended December 31, 2019, we received funding through various promissory notes and convertible promissory notes, totaling $280,000 with $236,150 being received in net cash proceeds. In the year ended December 31, 2020, we received funding through promissory notes totaling $25,000, and convertible promissory notes totaling $287,275 with $260,000 being received in net cash proceeds.

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

WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated on December 17, 2007 for the purpose of engaging in any lawful business and have adopted a plan as a small and micro-cap market merchant banking company. During the period of inception through December 31, 2020, we have not recognized revenues. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative and legal and accounting and could exceed $200,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $210,910 as of April 7, 2021.

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

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2020, we had an accumulated deficit of $(5,966,193).

Future losses are likely to occur until we are able to receive returns on our loans and investments since we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2014 through 2020, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, public health issues, such as the recent outbreak of coronavirus (COVID-19), and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments or decrease access to financing which would harm our business. To the extent that our platform is perceived by potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, we may have competitors, many of whom may be larger and have greater financial resources than we do and may respond to market conditions by attempting to lure away our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

OUR OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Mr. Harris and Mr. Kurczodyna, the officers and directors of the Company and of our parent, International Hedge Group, Inc. (“IHG”), control approximately 13% of our issued and outstanding common stock through IHG and their own holdings and have significant influence over all actions taken by our stockholders, including the election of directors, based on the BlackStar Super Majority Voting Class A Preferred Stock held by IHG. On December 18, 2020, the IHG shareholders voted to issue 1,000,000 IHG Class A Preferred shares to Mr. Kurczodyna as compensation for services provided to IHG, giving Mr. Kurczodyna supermajority voting rights over IHG and the ability to convert the IHG Class A Preferred Stock into shares of IHG common stock at the rate of one (1) IHG Class A Preferred for two-hundred ten (210) IHG common shares. This is a significant increase to the control of IHG by Mr. Kurczodyna, which effectively means that Mr. Kurczodyna has control of BlackStar through IHG’s ownership of BlackStar Super Majority Voting Class A Preferred Stock.

Such concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

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

OUR VENTURE COMPANIES WILL LIKELY HAVE SIGNIFICANT COMPETITION FROM MORE ESTABLISHED COMPANIES AS WELL AS INNOVATIVE EARLY-STAGE COMPANIES.

Emerging growth companies often face significant competition, both from early-stage companies and from more established companies. Early-stage competitors may have strategic capabilities such as an innovative management team or an ability to react quickly to changing market conditions, while more established companies may possess significantly more experience and greater financial resources than our venture companies. These factors could affect our investment returns.

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

Additionally, OTC Markets has placed the “Shell Risk” label on the Company’s profile, indicating that they believe we meet certain criteria which may make us a shell company now or in the future. While we believe that we are not a shell company based on our history of operations and specific software development, the label has not been removed from the BEGI profile on OTC Markets and OTC Markets may choose to delist us or downgrade our profile if we do not show adequate proof that we are not, in fact, a shell company.

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

International Hedge Group, Inc. (“IHG”), our parent company, is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the legal ability and mission to do loan-based funding of start-up and developed business ventures using its stock for private placement or public offerings. Through anti-dilutive measures, IHG now owns approximately 4.7% of common shares of BlackStar for the year ended December 31, 2020. IHG and BlackStar are managed and controlled by the same individuals, but IHG may seek its funding from different and as yet, undetermined sources, with funding structures of different natures. For the year ended December 31, 2019, IHG owned approximately 10% of common shares of BlackStar, but was listed on the 2019 Form 10-K as having 21.7%, which was an error and was the ownership percentage from 2018.

On December 18, 2020, IHG filed an amendment to their articles of incorporation designating 1,000,000 of their 20,000,000 authorized preferred shares to be Class A Preferred Stock and setting forth the Convertible Super Majority Voting Privileges. The IHG Board of Directors authorized a vote by the disinterested shareholders and a majority of shareholders voted in favor of issuing the 1,000,000 IHG Class A Preferred shares to Mr. Kurczodyna as compensation for services provided to IHG. The holders of the IHG Class A shall have that number of votes equal to that number of IHG common shares which is not less than 60% of the vote required to approve any action, and the holders of IHG Class A Preferred may choose to convert the IHG Class A Preferred Stock into shares of IHG common stock at the rate of one (1) IHG Class A Preferred for two-hundred ten (210) IHG common shares. This is a significant increase to the control of IHG by Mr. Kurczodyna.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC QB for the periods indicated.

Fiscal 2020	Low	High
First Quarter – ended March 31, 2020	$0.01	$0.01
Second Quarter – ended June 30, 2020	$0.01	$0.01
Third Quarter – ended September 30, 2020	$0.02	$0.02
Fourth Quarter – ended December 31, 2020	$0.03	$0.03

Fiscal 2019	Low	High
First Quarter – ended March 31, 2019	$0.35	$0.90
Second Quarter – ended June 30, 2019	$0.15	$0.70
Third Quarter – ended September 30, 2019	$0.07	$0.18
Fourth Quarter – ended December 31, 2019	$0.02	$0.40

Holders.

As of December 31, 2020, there are approximately 376 record holders of 101,063,806 shares of our common stock. The Company has also reserved out of its authorized Common Stock approximately 443,254,878 shares of Common Stock for conversion pursuant to the convertible promissory notes.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

We have sold securities in the past 2 years without registering the securities under the Securities Act of 1933 as shown in the following summaries:

2021

On January 15, 2021 BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $43,500 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 20,871,651 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on January 26, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On January 28, 2021 BlackStar Enterprise Group, Inc. and SE Holdings, LLC entered into a convertible promissory note totaling $220,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 44,000,000 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on February 4, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On March 31, 2021 BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $103,500 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 20,535,714 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on April 8, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

2020

On May 22, 2020, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $103,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 63,319,672 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on June 2, 2020. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On July 24, 2020, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $43,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 46,478,112 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on August 4, 2020. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On September 24, 2020, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $53,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 25,429,828 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 14, 2020. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On November 20, 2020, BlackStar Enterprise Group, Inc. and Quick Capital, LLC. entered into a convertible promissory note totaling $33,275 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 12,000,000 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on November 27, 2020. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On December 4, 2020, BlackStar Enterprise Group, Inc. and GS Capital Partners, LLC. entered into a convertible promissory note totaling $55,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 28,000,000 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on December 8, 2020. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

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

Shares or Warrants Issued for Compensation or Services

Details of past issuances of shares for services can be found in the annual report on Form 10-K for the year ended December 31, 2016. No issuances for compensation have been made in the past four fiscal years.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2020.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2020, we had an accumulated deficit totaling $(5,966,193). This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

We intend to expend funds over the next four quarters as follows:

1st Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $50,000
2nd Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
3rd Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
4th Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $50,000

Our Budget for operations in the next year is as follows:

BDTP Development	$500,000
Working Capital – Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities.

Currently in the demonstration phase, we estimate finalizing the BDTP at a cost of $60,000 USD over the next three months and have budgeted funds for the final production of the platform. This is accounted for in the budget for BDTP. The costs associated with the next phase of implementing the platform have been accounted for in the overall budget, but have not been included in the estimate to finish the software development of the platform. Registering as an ATS or partnering with an existing ATS may be costly and there is no guarantee that the budget is sufficient for those purposes.

Based on our current cash reserves of approximately $32,987 as of December 31, 2020, we have the cash for an operational budget of less than two months. We intend to offer a private placement of common shares to investors in order to achieve at least $1,000,000 in funding in the next year. We intend to commence this offering in late summer of 2021. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2020, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

We have estimated $50,000 for the first and fourth quarters and $100,000 in the second and third quarters in 2021 in operations costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the year ended December 31, 2020, we received funding through promissory notes totaling $25,000, and convertible promissory notes totaling $287,275 with $260,000 being received in net cash proceeds.

Results of Operations

We had limited operations consisting of software development and no revenues in 2020, incurring $231,182 in operating expenses for the year ended December 31, 2020. We similarly had no revenues during the year ended December 31, 2019. Due to other expenses related to notes of $(1,334,409), we incurred a net loss of $(1,565,591) for the year ended December 31, 2020. Within those other expenses, we had losses on note payable conversions of $1,006,558 for the year ended December 31, 2020 compared to $300,886 for the prior year, an outcome of financing operations through convertible promissory notes.

We had no income for the year ended December 31, 2020, resulting in a net loss for the period of $(1,565,591) or ($0.02) per share. For the year ended December 31, 2019, we had a net loss of $(879,269).

Liquidity and Capital Resources.

Our total assets were $94,211 as of December 31, 2020, consisting of cash of $32,987 and other assets. By comparison, our total assets were $43,808 as of December 31, 2019. Our current liabilities as of December 31, 2020 totaled $129,062 and is comprised of accounts payable of $29,880, convertible notes payable of $25,885, notes payable of $50,000, accrued payables of $4,517, and advances to related parties of $18,780. Our current liabilities as of December 31, 2019 totaled $278,086 and was comprised of accounts payable of $57,392, convertible notes payable of $145,208, notes payable of $30,000, accrued payables of $3,636, and advances to related parties of $41,850. As such, we had working capital deficit of $(44,851) and $(234,278), respectively, as of December 31, 2020 and 2019.

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

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(5,966,193) as of December 31, 2020 and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the year ended December 31, 2020, the Company had net cash provided by financing activities of $256,930 compared to $246,618 over the previous year. The increased cash from financing activities is due to proceeds from convertible notes payable, net of offering costs and original issue discounts, of $260,000, an increase in notes payable of $53,850, mediated by an increase of repayments to notes payable of $(5,000), an increase of repayments of advances to related parties of $(23,070), and a decrease of advances to related parties of $10,468.

2020 – On May 18, 2020, the Company entered into loan agreements with two unrelated individuals, who are current note holders in the aggregate amount of $30,000. Each of the new loans is for $12,500, an aggregate $25,000, due November 18, 2020 with interest at 11%. The notes may be prepaid at any time but in the event of the prepayment the full amount of principal and interest will required to be paid. In the event that the Company is unable to make payment on the due date the default interest rate will continue at 11% but the Company is obligated to issue 500,000 shares of its common stock to each lender. As additional consideration for entering into the loans, each individual shall be issued 200,000 shares of common stock, an aggregate 400,000 shares. The shares are valued at $0.02 per share, the closing price of the Company’s common stock as of the date of the loan. The $8,000 value ascribed to the shares has been capitalized as prepaid interest and is being amortized over the six-month term of the loans. On November 18, 2020, the outstanding loans to the two individuals were rolled over and extended into two new loans in the amounts of $20,000 $30,000, due May 18, 2021 with interest at 11%. Each of the two loan holders was paid $2,500 principal (an aggregate $5,000) and aggregate accrued interest of $3,026. In addition, the two individuals were issued an aggregate 1,550,000 shares of the Company’s common stock valued at $46,500 ($0.03 per share), under the default penalty provisions of the original notes.

On May 21, 2020, the Company entered into a financing agreement with Power Up (“Power UP”) to borrow $103,000 with a due date of May 21, 2021. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note. The Company has reserved 63,319,672 shares for conversion. Net proceeds from the loan were $100,000, after legal fees and offering costs of $3,000. These fees and costs are being amortized over the term of the note. The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $103,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. As of December 31, 2020, the lender converted the total of principal and interest due on the note of $108,150 into 7,069,670 shares of common stock of the Company. The Company has recognized a loss on conversion of $74,383, based on the difference between the trading price and the value of the debt converted.

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

On October 8, 2020, the Company received the proceeds from a financing agreement entered into with Power Up Lending Group on September 24, 2020 to borrow $53,000. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 25,429,828 shares for conversion. Net proceeds from the loan were $50,000, after legal fees and offering costs of $3,000. The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $53,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

On November 18, 2020, the outstanding loans to the two individuals first entering into loans with the Company on April 24 and 29, 2019, respectively, were rolled over and extended into two new loans in the amounts of $20,000 $30,000, due May 18, 2021 with interest at 11%. Each of the two loan holders was paid $2,500 principal (an aggregate $5,000) and aggregate accrued interest of $3,026. In addition, the two individuals were issued an aggregate 1,550,000 shares of the Company’s common stock valued at $46,500 ($0.03 per share), under the default penalty provisions of the original notes.

On November 23, 2020, the Company entered into a financing agreement with Quick Capital LLC to borrow $33,275 with a due date of July 16, 2021. The note bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. The conversion price is to be calculated at 60% of the 2 lowest trading prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 12,000,000 shares for conversion. Net proceeds from the loan were $25,000, after legal fees and offering costs of $8,275. The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $33,275 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

On December 4, 2020, the Company entered into a financing arrangement with GS Capital Partners LLC. The face value of the note is $55,000 at an interest rate of 10% and the maturity date is December 2, 2021. At the time of the disbursement the Company received $45,00 net cash proceeds, as there was a deduction from proceeds to the Company of $10,000 for original interest discount and placement costs. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.

The Company and the holders of the notes above executed securities purchase agreements in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

2019 – On April 24, 2019, the Company was loaned $20,000 from an unrelated individual. The note was due October 24, 2019 with an interest rate of 11%. In addition, the individual received 100,000 shares of restricted common stock. These shares were valued at $30,000 which represents the trading price as of the date indicated and were recorded to interest expense. On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $1,100 cash for accrued interest and issued 100,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $2,700 of interest expense based on the stock’s closing price on that date. On April 24, 2020, the lender agreed to a second six-month extension through October 24, 2020. As consideration for entering into the extension, the Company agreed to pay the lender accrued interest on the note of $1,100 and to issue 100,000 shares of the Company’s common stock, valued at $0.02 per share, the closing price of the stock as of the extension agreement date. The $2,000 value of the shares was recorded as interest expense.

On April 29, 2019, the Company was loaned $10,000 from an unrelated individual. The note was due on October 29, 2019 with an interest rate of 11%. In addition, the individual received 50,000 shares of restricted common stock. These shares were valued at $19,000 which represents the trading price as of the date indicated and recorded to interest expense. On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $550 cash for accrued interest and issued 50,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $1,350 of interest expense based on the stock’s closing price on that date. On April 29, 2020, the lender agreed to a second six-month extension through October 29, 2020. As consideration for entering into the extension, the Company agreed to pay the lender accrued interest on the note of $550 and to issue 50,000 shares of the Company’s common stock, valued at $0.02 per share, the closing price of the stock as of the extension agreement date. The $1,000 value of the shares was recorded as interest expense.

On April 30, 2019, BlackStar Enterprise Group, Inc. and Auctus Fund LLC entered into a convertible promissory note totaling $110,000, a securities purchase agreement, and a common stock warrant for 440,000 shares. The Company reserved out of its authorized common stock 23,953,718 shares of common stock for conversion pursuant to the note as of December 31, 2019. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on May 7, 2019. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. During the quarter ended December 31, 2019 the holder exercised its right to convert $9,106 of accrued interest and $3,144 of principal into common stock of the Company. As a result of these conversions the Company issued a total of 1,500,000 shares of its common stock and due to the difference between the trading price ant the value of the debt converted the Company recorded a loss of ($30,600). During the year ended December 31, 2020, the lender converted the total principal and interest due on the note of $128,167 into 24,567,551 shares of common stock of the Company. The Company has recognized a loss on conversion of $438,214, based on the difference between the trading price and the value of the debt converted.

On November 1, 2019, BlackStar Enterprise Group, Inc. and GS Capital Partners, LLC entered into a convertible promissory note totaling $70,000 (Note 1) and a securities purchase agreement. On November 4, 2019, BlackStar Enterprise Group, Inc. and Adar Alef, LLC entered into a similar convertible promissory note (Note 2) totaling $70,000 and a securities purchase agreement. Until the Company’s obligations under the notes are paid and performed in full, the Transfer Agent of the Company is authorized to establish a reserve of shares of authorized but unissued common stock of the Company in an amount not less than 28,000,000 and 22,994,383 shares (a total of 50,994,383) for issuance upon partial or full conversion of the Note 1 and Note 2, respectively, in accordance with the terms thereof, and the Transfer Agent shall immediately add shares of common stock to the reserved shares as and when requested by Company or holder in writing from time to time, so long as there are sufficient authorized and unissued shares of the Company not otherwise reserved available to do so. Details of the promissory notes and securities purchase agreements can be found in the Form 8-K and exhibits filed on November 7, 2019. The Company and the holders executed the securities purchase agreements in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. During the year ended December 31, 2020, the lender converted the total principal and interest due on the Note 1 of $76,593 into 6,698,236 shares of common stock of the Company. The Company has recognized a loss on conversion of $194,225, based on the difference between the trading price and the value of the debt converted on Note 1. During the year ended December 31, 2020, the lender converted the total of principal and interest due on the Note 2 of $74,656 into 12,075,684 shares of common stock of the Company. The Company has recognized a loss on conversion of $299,735, based on the difference between the trading price and the value of the debt converted on the Note 2.

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

Investing Activities

The Company used $0 and $0 in investing activities for the years ended December 31, 2020 and 2019, respectively.

Operating Activities

During the year ended December 31, 2020, the Company used cash in the amount of $247,194 in operating activities, compared to $219,686 over the previous year. The increased cash used in operating activities is due to larger adjustments to reconcile net loss, such as a recorded loss on note payable conversion of $1,006,558, amortization of discounts on convertible notes of $218,318, and interest and loan fees paid in stock of $116,208. Our cash at the beginning of 2020 was $33,251 and decreased to $32,987 as of December 31, 2020.

Off Balance Sheet Arrangements

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACKSTAR ENTERPRISE GROUP, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blackstar Enterprise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstar Enterprise Group, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

April 12, 2021

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019

	2020	2019

ASSETS

Current Assets
Cash	$32,987	$33,251
Prepaid expenses	51,224	10,557

Total current assets	84,211	43,808

Fixed assets	10,000	—

Total Assets	$94,211	$43,808

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$29,880	$57,392
Accrued payables	4,517	3,636
Advances to related parties	18,780	41,850
Convertible notes payable, net of discounts of $158,390
and $101,648 at December 31, 2020 and 2019	25,885	145,208
Notes payable	50,000	30,000

Total current liabilities	129,062	278,086

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 700,000,000 and 200,000,000 shares authorized
at December 31, 2020 and 2019; $0.001 par value;
101,063,806 and 48,003,443 shares issued and outstanding
at December 31, 2020 and 2019	101,063	48,003
Additional paid in capital	5,829,279	4,117,321
Accumulated deficit	(5,966,193)	(4,400,602)

Total stockholders' deficit	(34,851)	(234,278)

Total Liabilities and Stockholders' Deficit	$94,211	$43,808

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Revenue	$—	$—

Operating expenses
Depreciation	—	300
Legal and professional	71,032	102,909
Management consulting - related party	100,530	104,720
General and administrative	59,620	40,408

Total operating expenses	231,182	248,337

Other expense (income)
Amortization of discount on convertible notes	218,318	111,759
Amortization of convertible debt issuance costs	32,722	5,543
Loss on note payable conversions	1,006,558	300,886
Warrant expense	—	132,593
Interest expense	76,811	80,151

Other expense (income)	1,334,409	630,932

Net (loss)	$(1,565,591)	$(879,269)

Net (loss) per share - basic and diluted
	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	64,648,686	52,033,209

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2020

	Common Stock		Preferred Stock
	Amount		Amount	Additional Paid	Accumulated	Stockholders'
	Shares	($0.001Par)	Shares	($0.001Par)	in Capital	Deficit	Deficit

Balances - December 31, 2018	52,000,000	$52,000	1,000,000	$1,000	$3,373,353	$(3,521,333)	$(94,980)

Shares issued for interest on loans	150,000	150	—	—	48,850	—	49,000
Shares issued for conversion on notes payable	2,993,334	2,993	—	—	365,262	—	368,255
Shares cancelled	(7,289,891)	(7,290)	—	—	7,290	—	—
Fair value of warrants	—	—	—	—	132,593	—	132,593
Conversion feature of convertible note	—	—	—	—	186,073	—	186,073
Shares issued for extension of note payable	150,000	150	—	—	3,900	—	4,050
Net loss	—	—	—	—	—	(879,269)	(879,269)

Balances - December 31, 2019	48,003,443	48,003	1,000,000	1,000	4,117,321	(4,400,602)	(234,278)

Adjust for shares issued directly from IHG retirement to treasury at December 31, 2019	(150,000)	(150)	—	—	150	—	—
Shares issued for conversion of notes and interest	50,411,141	50,411	—	—	1,349,712	—	1,400,123
Conversion feature of convertible note	—	—	—	—	287,275	—	287,275
Shares issued for loan costs at $0.02 per share	550,000	550	—	—	10,450	—	11,000
Shares issued for loan costs at $0.0257 per share	199,222	199	—	—	4,921	—	5,120
Shares issued for loan costs at $0.03 per share	2,050,000	2,050	—	—	59,450	—	61,500
Net loss	—	—	—	—	—	(1,565,591)	(1,565,591)

Balances - December 31, 2020	101,063,806	$101,063	1,000,000	$1,000	$5,829,279	$(5,966,193)	$(34,851)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash Flows From Operating Activities
Net (loss)	$(1,565,591)	$(879,269)

Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation	—	300
Amortization of convertible note issue costs	32,722	5,543
Amortization of discounts on convertible notes	218,318	111,759
Amortization of prepaid interest	11,889	—
Loss on conversion of notes payable	1,006,558	300,886
Interest and loan fees paid in stock	116,208	75,248
Warrant expense	—	132,593
Changes in operating assets and liabilities
Decrease (increase) in prepaids	(40,667)	(10,557)
Increase (decrease) in accounts payable	(27,512)	40,558
Increase (decrease) in accrued payables	881	3,253

Cash used in operating activities	(247,194)	(219,686)

Cash Flows From Investing Activities
Purchase of software	(10,000)	—

Cash used in investing activities	(10,000)	—

Cash Flows From Financing Activities
Proceeds from convertible notes, net of offering costs
and original issue discount	260,000	206,150
Increase in notes payable	25,000	30,000
Repayments of notes payable	(5,000)	—
Increase in advances to related party	—	10,468
Repayments of advances to related party	(23,070)	—

Net cash provided by financing activities	256,930	246,618

Net increase (decrease) in cash	(264)	26,932

Cash, beginning of period	33,251	6,319

Cash, end of period	$32,987	$33,251

Supplemental disclosure

Cash paid for interest	$4,676	$1,650

Supplemental disclosure of non-cash investing
and financing activits

Common stock issued for loan costs on non-convertible notes	$77,121	$—

Notes payable and interest converted to common stock	$387,344	$67,370

Beneficial conversion feature initially recorded as debt discount	$287,275	$186,072

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. The Company changed its name to Blackstar Energy Group, Inc. in 2010; and to BlackStar Enterprise Group, Inc. in 2016 when new management and capital were introduced.

On January 25, 2016, International Hedge Group, Inc. (“IHG”) signed an agreement to acquire a 95% interest in the Company, and in August 2016 the name was changed to BlackStar. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock, of which IHG currently owns 4,792,702 shares due to anti-dilutive cancellation of shares by management, and 1,000,000 shares of Series A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services and capital consulting to companies. IHG and BlackStar are currently managed and controlled by two individuals each of whom is a beneficial owner of an additional 9% of the Company’s common stock.

The Company intends to act as a merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures through a wholly-owned subsidiary, Crypto Equity Management Corp (“CEMC”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which they control the venture until divestiture or spin-off by developing the businesses with capital. BlackStar formed a subsidiary nonprofit company, Crypto Industry SRO Inc. (“Crypto”) in 2017. Crypto’s business plan is to act as a self-regulatory membership organization for the crypto-equity industry and set guidelines and best-practice rules by which industry members would abide. BlackStar will provide management of this entity under a services contract.

Basis of presentation

The accompanying consolidated financial statements include BlackStar and its wholly owned subsidiaries: Crypto Equity Management Corp. and Crypto Industry SRO Inc., and were prepared from the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP). All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2020 and 2019, the Company has generated no revenues and has incurred losses. As of December 31, 2020, the Company had cash of $32,987, negative working capital of ($44,851) and an accumulated deficit of ($5,966,193). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Cash and cash equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2020 and 2019, the Company had no deposits in excess of the FDIC insured limits.

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

The Company maintains a valuation allowance with respect to its deferred tax asset. The valuation allowance is established based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change estimate.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2020 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

 Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has an authorized number of preferred shares of 10,000,000, with a par value of $0.001 per share. On August 25, 2016, the Company issued 1,000,000 shares of its Series A Preferred Series stock to IHG in fulfillment of the purchase agreement. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company. At December 31, 2020 and 2019, there were 1,000,000 Series A Preferred shares issued and outstanding.

Common Stock

As of December 31, 2019, the authorized number of common shares of the Company was 200,000,000, with a par value of $0.001 per share, On March 10, 2020, the Company’s shareholders voted to increase the Company’s authorized common shares to 700,000,000.

As of December 31, 2020 and 2019, the total number of common shares outstanding was 101,063,806 and 48,003,443, respectively. The number of shares outstanding at December 31, 2020 was reduced by 150,000 in order to reflect that shares previously reported as outstanding as of December 31, 2019, but yet to be issued by the Company were issued from the block of shares that were returned to treasury by IHG. The share quantity was deemed by management to be immaterial, and therefore no amendment of the Form 10-K filed for the year ended December 31, 2019 was required.

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

During the year ended December 31, 2020, the Company issued shares of its common stock as follows:

•	50,411,141 shares for conversion of $393,563 principal, interest and fees on convertible notes payable, and recognized a loss on note payable conversions of $1,006,558.
•	150,000 shares, valued at $3,000 ($0.02 per share) as consideration for extension of notes originally dated April 29, 2019, as extended, for an additional six months through October 29, 2020.
•	400,000 shares valued at $8,000 ($0.02 per share) as partial consideration for an aggregate $25,000 of loans made to the Company on May 18, 2020.
•	199,222 shares valued at $5,120 ($0.0257 per share) as consideration for finders fee for loans made to the Company.
•	2,050,000 shares valued at $61,500 ($0.03 per share) as consideration for financing fees and loan extension.

During the year ended December 31, 2019, the Company issued shares of its common stock as follows:

•	150,000 shares, valued at $49,000 ($0.327 per share) as consideration for interest on loans
•	2,993,334 shares for conversion of $368,255 principal, interest and fees on convertible notes payable, and recognized a loss on note payable conversions of $300,886.
•	150,000 shares, valued at $4,050 ($0.027 per share) as consideration for extension of notes.

NOTE 5 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exerecisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The Company recognized a warrant expense of $132,593 for the year ended December 31, 2019.

A summary of warrant activity during the years ended December 31, 2019 and 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – December 31, 2018	100,000	$0.60	2.51
Granted	440,000	$0.25	4.32
Exercised	—
Expired	—
Outstanding and exercisable – December 31, 2019	540,000	$0.31	3.24
Exercised	—
Expired	—
Outstanding and exercisable – December 31, 2020	540,000	$0.31	2.99

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

During the year ended December 31, 2020, the lender converted the total principal and interest due on the note of $128,167 into 24,567,551 shares of common stock of the Company. The Company has recognized a loss on conversion of $438,214, based on the difference between the trading price and the value of the debt converted.

GS CAPITAL PARTNERS

(i) On November 1, 2019 the Company entered into a financing arrangement with GS Capital Partners LLC. The face value of the note is $70,000 at an interest rate of 10% and the maturity date is November 1, 2020. At the time of the disbursement the Company received $54,450 net cash proceeds, as there was a deduction from proceeds to the Company of $3,500 for legal fees related to the issuance of the promissory note, $6,000 as prepaid interest and $6,050 as a note placement expense. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. This represents a discount of fifty percent (50%). The number of shares to be issued in the conversion will be calculated as follows: the average price of the two lowest trading days of the preceding the days will be multiplied by 0.50 (to arrive at the discount factor) and then the resulting price will be divided into the principal and accrued interest resulting in the number of shares due. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.

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

During the year ended December 31, 2020, the lender converted the total principal and interest due on the note of $76,593 into 6,698,236 shares of common stock of the Company. The Company has recognized a loss on conversion of $194,225, based on the difference between the trading price and the value of the debt converted.

(ii) On December 4, 2020, the Company entered into a financing arrangement with GS Capital Partners LLC. The face value of the note is $55,000 at an interest rate of 10% and the maturity date is December 2, 2021. At the time of the disbursement the Company received $45,00 net cash proceeds, as there was a deduction from proceeds to the Company of $10,000 for original interest discount and placement costs. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.

The Company has recorded the conversion feature as a Beneficial Conversion Feature of $55,000. The fair value of $55,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

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

NOTE 6 – CONVERTIBLE NOTES (continued)

During the year ended December 31, 2020, the lender converted the total of principal and interest due on the note of $74,656 into 12,075,684 shares of common stock of the Company. The Company has recognized a loss on conversion of $299,735, based on the difference between the trading price and the value of the debt converted.

POWER UP LENDING GROUP

(i)On May 21, 2020, the Company entered into a financing agreement with Power Up (“Power UP”) to borrow $103,000 with a due date of May 21, 2021. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note. The Company has reserved 63,319,672 shares for conversion. Net proceeds from the loan were $100,000, after legal fees and offering costs of $3,000. These fees and costs are being amortized over the term of the note. The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $103,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. As of December 31, 2020, the lender converted the total of principal and interest due on the note of $108,150 into 7,069,670 shares of common stock of the Company. The Company has recognized a loss on conversion of $74,383, based on the difference between the trading price and the value of the debt converted.

(ii)On July 24, 2020, the Company entered into a financing agreement with Power Up to borrow $43,000 with a due date of July 24, 2021. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note. The Company has reserved 41,876,318 shares for conversion. Net proceeds from the loan were $40,000, after legal fees and offering costs of $3,000. These fees and costs are being amortized over the term of the note. The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $43,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

(iii)On October 8, 2020, the Company received the proceeds from a financing agreement entered into with Power Up Lending Group on September 24, 2020 to borrow $53,000. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 25,429,828 shares for conversion. Net proceeds from the loan were $50,000, after legal fees and offering costs of $3,000. The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $53,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

NOTE 6 – CONVERTIBLE NOTES (continued)

QUICK CAPITAL LLC

On November 23, 2020, the Company entered into a financing agreement with Quick Capital LLC to borrow $33,275 with a due date of July 16, 2021. The note bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. The conversion price is to be calculated at 60% of the 2 lowest trading prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 12,000,000 shares for conversion. Net proceeds from the loan were $25,000, after legal fees and offering costs of $8,275. The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $33,275 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

Convertible notes payable at December 31, 2020 and 2019 is summarized as follows:

Note Holder	Face Amount ($)	Interest Rate	Due Date	2020	2019

Auctus Fund LLC	$110,000	12%	January 26, 2020	$—	$106,856

GS Capital Partners	70,000	10%	November 1, 2020	—	70,000
	55,000	10%	December 2, 2021	55,000	—

Adar Aleff LLC	70,000	10%	November 4, 2020	—	70,000

Power UP Lending Group	43,000	10%	July 24, 2021	43,000	—
	53,000	10%	September 24, 2021	53,000	—

Quick Capital LLC	33,275	10%	July 16, 2021	33,275	—

Discount				(158,390)	(101,648)

				$25,885	$145,208

NOTE 7 – NOTES PAYABLE

On April 24, 2019, the Company was loaned $20,000 from an unrelated individual. The note was due October 24, 2019 with an interest rate of 11%. In addition, the individual received 100,000 shares of restricted common stock. These shares were valued at $30,000 which represents the trading price as of the date indicated and were recorded to interest expense. On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $1,100 cash for accrued interest and issued 100,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $2,700 of interest expense based on the stock’s closing price on that date. On April 24, 2020, the lender agreed to a second six-month extension through October 24, 2020. As consideration for entering into the extension, the Company agreed to pay the lender accrued interest on the note of $1,100 and to issue 100,000 shares of the Company’s common stock, valued at $0.02 per share, the closing price of the stock as of the extension agreement date. The $2,000 value of the shares was recorded as interest expense.

On April 29, 2019, the Company was loaned $10,000 from an unrelated individual. The note was due on October 29, 2019 with an interest rate of 11%. In addition, the individual received 50,000 shares of restricted common stock. These shares were valued at $19,000 which represents the trading price as of the date indicated and recorded to interest expense. On December 13, 2019, the Company negotiated a six-month extension with the lender and paid $550 cash for accrued interest and issued 50,000 shares of common stock as an additional inducement for the extension. The stock was valued at $0.027 per share per the loan agreement, resulting in $1,350 of interest expense based on the stock’s closing price on that date. On April 29, 2020, the lender agreed to a second six-month extension through October 29, 2020. As consideration for entering into the extension, the Company agreed to pay the lender accrued interest on the note of $550 and to issue 50,000 shares of the Company’s common stock, valued at $0.02 per share, the closing price of the stock as of the extension agreement date. The $1,000 value of the shares was recorded as interest expense.

On May 18, 2020, the Company entered into loan agreements with two unrelated individuals, who are current note holders in the aggregate amount of $30,000. Each of the new loans is for $12,500, an aggregate $25,000, due November 18, 2020 with interest at 11%. The notes may be prepaid at any time but in the event of the prepayment the full amount of principal and interest will required to be paid. In the event that the Company is unable to make payment on the due date the default interest rate will continue at 11% but the Company is obligated to issue 500,000 shares of its common stock to each lender. As additional consideration for entering into the loans, each individual shall be issued 200,000 shares of common stock, an aggregate 400,000 shares. The shares are valued at $0.02 per share, the closing price of the Company’s common stock as of the date of the loan. The $8,000 value ascribed to the shares has been capitalized as prepaid interest and is being amortized over the six-month term of the loans.

On November 18, 2020, the outstanding loans to the two individuals were rolled over and extended into two new loans in the amounts of $20,000 $30,000, due May 18, 2021 with interest at 11%. Each of the two loan holders was paid $2,500 principal (an aggregate $5,000) and aggregate accrued interest of $3,026. In addition, the two individuals were issued an aggregate 1,550,000 shares of the Company’s common stock valued at $46,500 ($0.03 per share), under the default penalty provisions of the original notes.

NOTE 8 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported at December 31, 2020 and 2019 is as follows:

Income tax valuation allowance

	2020	2019

Net loss before income taxes	$(1,565,591)	$(879,269)
Adjustments to net loss
Warrant expense	—	132,593
Loss on note payable conversion	1,006,558	300,886
Convertible note expense	218,318	111,758
Net taxable income (loss)	(340,715)	(334,032)
Income tax rate	26%	26%
Income tax recovery	88,586	86,848
Valuation allowance change	(88,586)	(86,848)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets at December 31, 2020 and 2019 are as follows:

Components of deferred income tax assets

	2020	2019

Net operating loss carryforward	$1,241,372	$900,657

Valuation allowance	(1,241,372)	(900,657)

Net deferred income tax asset	$—	$—

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

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the years ended December 31, 2020 and 2019 the Company recorded related party management fees of $100,530 and $104,720 respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2020, there were no advances from related parties, and the Company repaid $23,070 to its parent company, IHG. At December 31, 2020 and 2019, a former officer of the Company was owed $18,780; at December 31, 2019, a current officer of the Company was owed $480, which amount was paid in 2020.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

At December 31, 2020 and 2019, there were no legal proceedings against the Company.

NOTE 11 – SUBSEQUENT EVENTS

On January 15, 2021, the Company entered into a financing agreement with Power Up Lending Group to borrow $43,500. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 20,871,651 shares for conversion. Net proceeds from the loan were $40,000, after legal fees and offering costs of $3,500.

On January 26, 2021, the Company entered into a financing agreement with SE Holdings LLC to borrow $220,000. The note bears interest at 10%, with a default rate of 24%, and is convertible, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest trading price of the Company’s common stock for the previous twenty trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 44,000,000 shares for conversion. Net proceeds from the loan were $177,500, after original issue discount of $20,000 and legal fees and offering costs of $22,500.

On January 28, 2021, Power Up elected to convert the total principal and interest due on their note of July 24, 2020 in the principal amount of $43,000 and $2,150 of accrued and unpaid interest thereon into 2,894,231 shares of the Company’s common stock at $0.0156 per share.

On February 12, 2021, the Company agreed to issue to Quick Capital LLC 300,000 shares of the Company’s common stock as consideration for the Company’s entering into certain third-party transactions which were in default of the convertible promissory note, security purchase agreement and other related documents entered into on November 16, 2020.

On March 31, 2021, the Company entered into a financing agreement with Power Up Lending Group to borrow $103,500. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 63% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 20,535,714 shares for conversion. Net proceeds from the loan were $100,000, after legal fees and offering costs of $3,500.

The Company has analyzed its operations subsequent to December 31, 2020 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2020, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Due to insufficient funds during the year ended December 31, 2020, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of April 6, 2021.

Name	Age	Position
John Noble Harris	74	Chief Executive Officer and Director
Joseph E. Kurczodyna	67	Chief Financial Officer and Director

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

BIOGRAPHICAL INFORMATION

John Noble Harris, Chief Executive Officer and Director

Mr. Harris began his career in the securities industry in 1971 with Newhart Cook & Co., a St. Louis based NYSE member firm.  Licensed both as a broker and principal, he ultimately managed brokerage offices for several regional NASD brokerage firms.  Since 1985, he has been self- employed as a business consultant and as a private investor. Mr. Harris brings to the Company experience in the public securities market.  Mr. Harris served as the president of Tombstone Technologies from 2005-2010 and eventually merged the public company with Hunt Global Resources.  In 2011, Mr. Harris became president of Rare Green, Inc., a private mineral exploration company. In 2014, Mr. Harris was one of the founders of International Hedge Group, Inc. (“IHG”). In 2016, IHG acquired 44,400,000 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group, Inc. As of December 31, 2020, IHG owned 4,792,702 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc.

Joseph E. Kurczodyna, Chief Financial Officer and Director

Working with various Commodity and Stock brokerage firms in Chicago and Denver Mr. Kurczodyna began his career in 1977 trading Bonds and T-Bill futures. In the 1980’s, he focused on underwriting early stage companies.  As a principle with Mills Financial, a registered Broker Dealer with the SEC and NASD, he underwrote and syndicated the Western International Gold & Silver (WIGS) in 1984. In 1991, Mr. Kurczodyna purchased Mills Financial and was the firm’s President and General Principle. While leading Mills Financial, he underwrote and funded several private placements and IPO’s. In 1998, Mills was the lead underwriter for United Financial Mortgage Corp. (UFMC), which was eventually listed on the American Stock Exchange.  From 2004 to 2009, Mr. Kurczodyna was the CEO of Capital Merchant Bank LLC, an independent investment banker. From 2006-2008 he acted as the CFO and Director of OnMedia International. In 2009, Mr. Kurczodyna founded Patriot Mortgage Acceptance Corp. a private mortgage company. In 2014, Mr. Kurczodyna was one of the founders of International Hedge Group Inc. (IHG). In 2016, IHG acquired 44,400,000 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc. As of December 31, 2020, IHG owned 4,792,702 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc., and Mr. Kurczodyna became the controlling shareholder of IHG by issuance of super majority voting preferred shares.

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

The members of the Board and management are also the Board and Management of our parent, International Hedge Group, Inc. (“IHG”) and have ownership and compensation through IHG. Mr. Kurczodyna became the controlling shareholder of IHG in December 2020 through the issuance of super majority voting preferred shares. IHG may be engaged by client borrowers of our Company to provide consulting services, and such poses a risk of financial conflict to our Company.

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

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the Fall of 2021 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

The annual meeting for the year ended December 31, 2018 was held on March 10, 2020. Please see the Definitive Proxy Statement on Schedule 14A and the subsequent results on Form 8-K. Importantly, the shareholders voted in favor of an increase in the authorized shares of the Company from 200,000,000 to 700,000,000 and an amendment to the Certificate of Incorporation was filed with the State of Delaware. A copy of the stamped amendment is attached hereto as Exhibit 3(i).7.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2020, 2019, and 2018.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($) (See Footnotes)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris, CEO	2020	0 (3)	0	0	0	0	0	0	0
	2019	0 (2)	0	0	0	0	0	0	0
	2018	0 (1)	0	0	0	0	0	0	0

Joseph E. Kurczodyna, CFO	2020	0 (3)	0	0	0	0	0	0	0
	2019	0 (2)	0	0	0	0	0	0	0
	2018	0 (1)	0	0	0	0	0	0	0

All Current Executive Officers	2020	0	0	0	0	0	0	0	0

 _____________________

(1)	Management, through IHG, was paid consulting fees of $104,331 for the year ended December 31, 2018.

(2)	Management, through IHG, was paid consulting fees of $104,720 for the year ended December 31, 2019.

(3)	Management, through IHG, was paid consulting fees of $100,530 for the year ended December 31, 2020.
49

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control. Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached as Exhibit 10.1 to the Amend. No. 1 to the Form 10-K for the year ended December 31, 2017. The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agreed to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy. IHG have continued to consult for the Company and for their services, they have been paid $100,530 and $104,720 for the years ended December 31, 2020 and 2019, respectively.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for BlackStar Enterprise Group, Inc.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2020, 2019 and 2018:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris,	2020	0	0	0	0	0	0	$0
Director	2019	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

Joseph E. Kurczodyna,	2020	0	0	0	0	0	0	$0
Director	2019	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

Total	2019	0	0	0	0	0	0	$0

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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective December 1, 2016, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2020, we have granted no stock options to purchase any shares of our common stock under the Plan.

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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of December 31, 2020.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	9,119,369	9%	9,119,369	9%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	9,119,369	9%	9,119,369	9%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common shares	All Directors and Executive Officers as a Group (2 persons) Common Shares	9,119,369	9%	9,119,369	9%

	All Directors and Executive Officers as a Group (2 persons) Preferred Shares	1,000,000	100%	N/A	N/A

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 101,603,806 common shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., any Digital Equities under a SAFE, or any shares reserved under convertible notes).

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and/or controlling International Hedge Group, Inc. and deemed beneficial owners.

(4)	International Hedge Group, Inc. (“IHG”), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as each own significant IHG common shares. IHG also controls voting of the BlackStar Class A Super Majority Voting Preferred stock which votes 60% of the common at all times.

(5)	Including other affiliate companies of Mr. Harris and Mr. Kurczodyna. Mr. Harris owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (4.26%), not including ownership in IHG. Mr. Kurczodyna owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (4.26%), not including ownership in IHG. Mr. Kurczodyna additionally has effective control of IHG through IHG Class A Super Majority Voting Preferred shares.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	International Hedge Group, Inc. (4)	4,792,702	5%	4,792,702	5%

Class A Preferred Convertible Stock	International Hedge Group, Inc. (4)	1,000,000	100%	N/A	N/A

Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	9,119,369	9%	9,119,369	9%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Todd H. Lahr, Former President and Former Director (3)(4)(6)	15,848,258	16%	15,848,258	16%

Class A Preferred Convertible Stock	Todd H. Lahr, Former President and Former Director (3)(4)(6)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	9,119,369	9%	9,119,369	9%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Total		24,501,592	24.11%	24,501,592	24.11%

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 101,603,806 shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., any Digital Equities under a SAFE, or any shares reserved under convertible notes).

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and controlling International Hedge Group, Inc. and deemed beneficial owners.

(4)	International Hedge Group, Inc. (“IHG”), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as they jointly control IHG. IHG also controls voting of the Class A Super Majority Voting Preferred stock which votes 60% of the common at all times.

(5)	Including other affiliate companies of Mr. Harris and Mr. Kurczodyna. Mr. Harris owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (4.26%), not including ownership in IHG. Mr. Kurczodyna owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (4.26%), not including ownership in IHG. Mr. Kurczodyna additionally has effective control of IHG through IHG Class A Super Majority Voting Preferred shares.

(6)	Resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017 and as an Officer and Director of International Hedge Group, Inc. on February 9, 2017.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next sixty days. Please note that all convertible notes outstanding contain provisions prohibiting the holders from converting if their ownership would become greater than 4.99%.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We adopted a Stock Option and Award Plan on December 1, 2016. We have authorized 10,000,000 shares of common stock to be available for the Plan. We have granted no options exercisable for shares of our common stock under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 18, 2020, our parent company, IHG, filed an amendment to their articles of incorporation designating 1,000,000 of their 20,000,000 authorized preferred shares to be designated Class A Preferred Stock and setting forth the Convertible Super Majority Voting Privileges. The IHG Board of Directors authorized a vote by the disinterested shareholders, and a majority of shareholders voted in favor of issuing the 1,000,000 IHG Class A Preferred shares to Mr. Kurczodyna as compensation for services provided to IHG. The holders of the IHG Class A shall have that number of votes equal to that number of IHG common shares which is not less than 60% of the vote required to approve any action, and the holders of IHG Class A Preferred may choose to convert the IHG Class A Preferred Stock into shares of IHG common stock at the rate of one (1) IHG Class A Preferred for two-hundred ten (210) IHG common shares. This is a significant increase to the control of IHG by Mr. Kurczodyna, which effectively means that Mr. Kurczodyna has control of BlackStar since IHG owns the BlackStar Class A Super Majority Voting Preferred. Mr. Kurczodyna previously shared control of IHG with Mr. Harris and Mr. Lahr.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We incurred approximately $30,500 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2020. We incurred approximately $16,200 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2019.

During the fiscal years ended December 31, 2020 and 2019, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3(i).1	Certificate of Incorporation of NPI08, Inc. – filed December 17, 2007 [1]
3(i).2	Certificate of Amendment of BlackStar Energy Group, Inc. – name change to BlackStar Enterprise Group, Inc. filed July 14, 2016 [1]
3(i).3	Certificate of Amendment filed August 25, 2016 [1]
3(i).4	Certificate of Correction filed August 25, 2016 [1]
3(i).5	Articles of Incorporation for Crypto Equity Management Corp. [2]
3(i).6	Articles of Incorporation for Crypto Industry SRO Inc. [3]
3(i).7	Certificate of Amendment filed March 12, 2020 [6]
3(ii).1	Bylaws of BlackStar Enterprise Group, Inc. [1]
10.1	Management Consulting Agreement – BlackStar Enterprise Group, Inc. and International Hedge Group, Inc., December 1, 2017 [4]
10.2	Warrant to Purchase Digital Shares of Common Stock – BlackStar Enterprise Group, Inc. [4]
10.3	Warrant to Purchase Shares of Common Stock – Crypto Equity Management Corp. [4]
10.4	Agreement with Solidgreen Software, LLC [5]
10.5	SAFE for BlackStar Digital Equities [5]
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document [5]
101.SCH	XBRL Taxonomy Extension Schema Document [5]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [5]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [5]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [5]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [5]

____________________________

[1]	Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 000-55730 on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated December 28, 2016, as amended.
[2]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated October 10, 2017.
[3]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated March 1, 2018.
[4]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated July 3, 2018.
[5]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A-2 filed with the Securities and Exchange Commission (www.sec.gov), dated September 5, 2018.
[6]	Incorporated by reference from the exhibits included in the Company’s Form 10-K filed with the Securities and Exchange Commission (www.sec.gov), dated May 12, 2020.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.

/s/ John Noble Harris	April 12, 2021
John Noble Harris
(Chief Executive Officer/Principal Executive Officer)

/s/ Joseph E. Kurczodyna	April 12, 2021
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Noble Harris	April 12, 2021
John Noble Harris, Director

/s/ Joseph E. Kurczodyna	April 12, 2021
Joseph E. Kurczodyna, Director

