Form 10-Q
period 2021-03-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2021-05-17
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(303) 500-3210

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

As of May 12, 2021, there were 114,246,549 shares of the registrant’s common stock, $.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS

Current Assets
Cash	$128,950	$32,987
Prepaid expenses	24,893	51,224

Total current assets	153,843	84,211

Fixed assets	21,000	10,000

Total Assets	$174,843	$94,211

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$17,680	$29,880
Accrued expenses	14,166	4,517
Advances to related parties	18,780	18,780
Convertible notes payable, net of discounts of $358,925
and $158,390 at March 31, 2021 and December 31, 2020	45,850	25,885
Notes payable	50,000	50,000

Total current liabilities	146,476	129,062

Stockholders' Equity (Deficit)
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 700,000,000 shares authorized; $0.001 par value
107,307,525 and 101,063,806 shares issued and outstanding
at March 31, 2021 and December 31, 2020	107,308	101,063
Additional paid in capital	6,315,228	5,829,279
Common stock subject to cancellation	(106,667)	—
Accumulated deficit	(6,288,502)	(5,966,193)

Total stockholders' equity (deficit)	28,367	(34,851)

Total Liabilities and Stockholders' Deficit	$174,843	$94,211

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	2021	2020

Operating expenses
Legal and professional	22,500	3,000
Management consulting - related party	51,142	16,500
General and administrative	55,646	15,618

Total operating expenses	129,288	35,118

Other expense (income)
Amortization of discount on convertible notes	98,582	33,243
Amortization of convertible debt issuance costs	4,433	6,500
Loss on note payable conversions	41,677	20,545
Interest expense	48,329	8,702

Other expense (income)	193,021	68,990

Net (loss)	$(322,309)	$(104,108)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	105,250,795	48,401,409

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Subject to Cancellation	Accumulated Deficit	Stockholders' Equity (Deficit)

Balances - December 31, 2020	101,063,806	$101,063	1,000,000	$1,000	$5,829,279	$—	$(5,966,193)	$(34,851)

Shares issued for conversion of notes and interest	2,894,231	2,895	—	—	83,932	—	—	86,827
Beneficial conversion feature of convertible note	—	—	—	—	263,500	—	—	263,500
Shares issued for loan costs	300,000	300	—	—	23,700	—	—	24,000
Shares issued for financing fees	382,822	383	—	—	10,817	—	—	11,200
Shares issued subject to cancellation	2,666,666	2,667	—	—	104,000	(106,667)	—	—
Net loss	—	—	—	—	—	—	(322,309)	(322,309)

Balances - March 31, 2021	107,307,525	$107,308	1,000,000	$1,000	$6,315,228	$(106,667)	$(6,288,502)	$28,367

Balances - December 31, 2019	48,003,443	$48,003	1,000,000	$1,000	$4,117,321	$—	$(4,400,602)	$(234,278)

Shares issued for conversion of notes payable	2,387,795	2,388	—	—	22,240	—	—	24,628
Shares cancelled	(150,000)	(150)	—	—	150	—	—	—
Net loss for the quarter ended March 31, 2020	—	—	—	—	—	—	(104,108)	(104,108)

Balances - March 31, 2020	50,241,238	$50,241	1,000,000	$1,000	$4,139,711	$—	$(4,504,710)	$(313,758)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	2021	2020

Cash Flows From Operating Activities
Net (loss)	$(322,309)	$(104,108)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	4,433	6,500
Amortization of discounts on convertible notes	98,582	33,243
Amortization of discounts on convertible note interest	5,950	—
Loss on conversion of notes payable	41,677	20,545
Interest and loan fees paid in stock	35,200	3,221
Changes in operating assets and liabilities
Decrease in prepaids	26,331	7,037
(Decrease) in accounts payable	(12,200)	(1,026)
Increase in accrued payables	11,799	7,222

Cash used in operating activities	(110,537)	(27,366)

Cash Flows From Investing Activities
Purchase of software	(11,000)	—

Cash used in investing activities	(11,000)	—

Cash Flows From Financing Activities
Proceeds from convertible notes, net of offering costs
and original issue discount	217,500	—

Net cash provided by financing activities	217,500	—

Net increase (decrease) in cash	95,963	(27,366)

Cash, beginning of period	32,987	33,251

Cash, end of period	$128,950	$5,885

Supplemental disclosure of non-cash investing
and financing activits

Notes payable and interest converted to common stock	$45,150	$4,083

Beneficial conversion feature initially recorded as debt discount	$263,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP)for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Crypto Equity Management Corp. and Crypto Industry SRO Inc., and were prepared from the accounts of the Company in accordance with US GAAP. All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2021 and the year ended December 31, 2020, the Company has generated no revenues and has incurred losses. As of March 31, 2021, the Company had cash of $128,950, working capital of $7,367 and an accumulated deficit of ($6,288,502). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2021, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has an authorized number of preferred shares of 10,000,000, with a par value of $0.001 per share. On August 25, 2016, the Company issued 1,000,000 shares of its Series A Preferred Series stockto IHG in fulfillment of the purchase agreement. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Common Stock

During the three months ended March 31, 2021, the Company issued shares of its common stock as follows:

•	2,894,231 shares for conversion of $45,150 principal and interest on convertible note payable, and recognized a loss conversion of $41,677.
•	300,000 shares valued at $24,000 ($0.08 per share) to a convertible note holder as consideration for the Company’s entering into certain third party transactions which were in default of the convertible promissory note, security purchase agreement and other related documents entered into on November 16, 2020.
•	382,822 shares valued at $11,200 ($0.029 per share) as consideration for finders fee for loans made to the Company.
•	2,666,666 shares valued at $106,667 ($0.04 per share) to a convertible note holder. These shares have been issued as condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement.

NOTE 5 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exerecisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The $132.953 fair value of the warrants was charged to operations when issued during the year ended December 31, 2019. At March 31, 2021, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

A summary of warrant activity during the three months ended March 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – December 31, 2020	540,000	$0.31	2.99
Exercised	—
Expired	—
Outstanding and exercisable – March 31, 2021	540,000	$0.31	2.74

NOTE 6 – CONVERTIBLE NOTES

GS CAPITAL PARTNERS

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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES (continued)

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

POWER UP LENDING GROUP

(i) On July 24, 2020, the Company entered into a financing agreement with Power Up to borrow $43,000 with a due date of July 24, 2021. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.The Company has reserved 41,876,318 shares for conversion. Net proceeds from the loan were $40,000, after legal fees and offering costs of $3,000. These fees and costs are being amortized over the term of the note. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $43,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

On January 28, 2021, Power Up elected to convert the total principal and interest due on their note of July 24, 2020 in the principal amount of $43,000 and $2,150 of accrued and unpaid interest thereon into 2,894,231 shares of the Company’s common stock at $0.0156 per share. The Company recognized a loss on conversion of $41,677.

(ii)On October 8, 2020, the Company received the proceeds from a financing agreement entered into with Power Up Lending Group on September 24, 2020 to borrow $53,000. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 25,429,828 shares for conversion. Net proceeds from the loan were $50,000, after legal fees and offering costs of $3,000. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $53,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES (continued)

(iii)On January 15, 2021, the Company entered into a financing agreement with Power Up Lending Group to borrow $43,500. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance.

The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 20,871,651 shares for conversion. Net proceeds from the loan were $40,000, after legal fees of $3,500. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $43,500 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock

QUICK CAPITAL LLC

On November 23, 2020, the Company entered into a financing agreement with Quick Capital LLC to borrow $33,275 with a due date of July 16, 2021. The note bears interest at 10%, with a default rate of 24%, and is convertible inton shares of the Company’s common stock. The conversion price is to be calculated at 60% of the 2 lowest trading prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 12,000,000 shares for conversion. Net proceeds from the loan were $25,000, after legal fees and offering costs of $8,275. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $33,275 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock

SE HOLDINGS LLC

On January 26, 2021, the Company entered into a financing agreement with SE Holdings LLC to borrow $220,000. The note bears interest at 10%, with a default rate of 24%, and is convertible, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest trading price of the Company’s common stock for the previous twenty trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 44,000,000 shares for conversion. Net proceeds from the loan were $177,500, after original issue discount of $20,000 and legal fees and offering costs of $22,500. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $220,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock

Convertible notes payable at March 31, 2021 and December 31, 2020 are summarized as follows:

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES (continued)

Holder	Face Amount	Interest Rate	Due Date	2021	2020

GS Capital Partners	$55,000	10%	December 2, 2021	$55,000	$55,000

Power UP Lending Group	$43,000	10%	July 24, 2021	$—	$43,000
	$53,000	10%	September 24, 2021	$53,000	$53,000
	$43,500	10%	January 15, 2022	$43,500	$—

SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$—

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Discount				$(358,925)	$(158,390)

				$45,850	$25,885

NOTE 7 – NOTES PAYABLE

On November 18, 2020, outstanding loans to the two individuals were rolled over and extended into two new loans in the amounts of $20,000 and $30,000, due May 18, 2021 with interest at 11%. Each of the two loan holders was paid $2,500 principal (an aggregate $5,000) and aggregate accrued interest of $3,026. In addition, the two individuals were issued an aggregate 1,550,000 shares of the Company’s common stock valued at $46,500 ($0.03 per share), under the default penalty provisions of the original notes.

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

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the three months ended March 31, 2021 and 2020 the Company recorded related party management fees of $51,142 and $16,500, respectively.

During the year ended December 31, 2020, there were no advances from related parties, and the Company repaid $23,070 to its parent company, IHG. At March 31, 2021, a former officer of the Company was owed $18,780.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On March 31, 2021, the Company entered into a financing agreement with Power Up Lending Group to borrow $103,500. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 63% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 20,535,714 shares for conversion. On April 1, 2021, the Company received the net proceeds from the loan of $100,000, after legal fees and offering costs of $3,500.

On April 12, 2021, Power Up elected to convert the total principal and interest due on their note of October 8, 2020 in the principal amount of $53,000 and $2,650 of accrued and unpaid interest thereon into 1,939,024 shares of the Company’s common stock at $0.0287 per share.

On April 29, 2021, the Company entered into a financing agreement with Adar Alef, LLC to borrow $550,000. The note bears interest at 10%, with a default rate of 24%, and is convertible at the option of the holder, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest closing bid prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. The Company received the net proceeds from the loan of $462,000, after original issue discount, legal fees and offering costs of $88,000.

The Company has analyzed its operations subsequent to March 31, 2021 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2021, we had an accumulated deficit totaling ($6,288,502). This raises substantial doubts about our ability to continue as a going concern.

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

Recent Updates – The Company is designing and building the Peer-to-Peer (“P2P”) BlackStar Digital Trading Platform (“BDTP”), subject to obtaining sufficient funding. Currently in the demonstration phase, we estimate finalizing the BDTP at a cost of $60,000 USD over the next three months and have budgeted funds for the final production of the platform. As of the date of this filing, the demo is being tested and finalized and BlackStar intends to seek input from various regulatory agencies and OTC Markets on the functionality and application of the BDTP over the next several months. The BDTP has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app.

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

Currently, the working model platform is hosted on Amazon’s Hyperledger-Fabric Blockchain.

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

Contingent upon successfully raising funds, we intend to expend funds over the next four quarters as follows:

2nd Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $50,000
3rd Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
4th Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
1st Quarter 2022	• Ventures/BDTP	• $250,000
	• Operations	• $50,000

Our Budget for operations in the next year is as follows:

BDTP Development and Testing	$500,000
Working Capital – Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities to date.

Based on our current cash reserves of approximately $584,475 as of May 12, 2021, we have the cash for an operational budget of less than six months.  We intend to offer a private placement to investors in order to achieve at least $1,000,000 in funding in the next year. We intend to commence this offering in the summer of 2021. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any additional funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

Results of Operations

For the Three Months Ended March 31, 2021 compared to same period in 2020

During the three months ended March 31, 2021 and 2020, we had no revenue, no cost of revenues, and no gross profit. During the three months ended March 31, 2021, we recognized a net loss of $(322,309) compared to a net loss of $(104,108) during the three months ended March 31, 2020. Our operating expenses included $22,500 in legal and professional fees, $55,646 in general and administrative fees, and $51,142 in management consulting – related party fees for total operating expenses of $129,288 for the three months ended March 31, 2021, compared to $35,118 for the same quarter in 2020. Higher management consulting fees and general and administrative expenses led to higher total operating expenses in the three months ended March 31, 2021 by $94,170 compared to the same period ended March 31, 2020. Our loss from operations was $(129,288) and $(35,118) for the quarters ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, we had significantly higher other expenses, substantially all of which are non-cash, due to amortization of discounts and conversion features in the convertible promissory notes that we have used to finance our continued operations, resulting in other net expenses of $(193,021) as compared to $(68,990) for the same period in 2020. Included in this amount in the quarter ended March 31, 2020 is $(33,243) for amortization of discount on convertible notes; the same line item was $(98,582) for the quarter ended March 31, 2021.

Net loss per share for the three-month period in 2021 and 2020 was $(0.00) and $(0.00) per share, respectively.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(6,288,502) as of March 31, 2021, compared to an accumulated deficit of $(5,966,193) at December 31, 2020, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $153,843 comprised of $128,950 in cash and $24,893 in prepaid expenses, compared to $94,211 total current assets as of December 31, 2020. Our total assets as of March 31, 2021 were $174,843 compared to $94,211 as of December 31, 2020. Current liabilities as of March 31, 2021 were $146,476 compared to $129,062 at December 31, 2020. Current liabilities as of March 31, 2021 consisted of accounts payable of $17,680, accrued payables of $14,166, an advance payable to a related party of $18,780, convertible promissory notes payable of $45,850 (net discounts), and notes payable of $50,000. As of March 31, 2021, we had working capital of $7,367, compared to a deficit of ($44,851) as of December 31, 2020.

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

Financing Activities

During the three months ended March 31, 2021, the Company had no cash received from equity offerings or shareholder contributions. We received $217,500 from convertible notes, net of offering costs and original issue discounts and recorded $45,150 in notes payable and interest converted to common stock. In the three months ended March 31, 2020, we recorded $4,083 in stock issued for principal and interest of note payable.

Investing Activities

Net cash used in investing activities was $11,000 for software development for the three-month period ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020.

Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $(110,537), compared to $(27,366) used in operating activities for the same period in 2020. The increased amount of cash used in operating activities is attributable to increases in operating and other expenses, increasing the net loss for the three months ended March 31, 2021. There were, however, greater adjustments to reconcile the net loss to net cash used in operating activities, including amortization of convertible note issuance costs of $4,433, loss on conversion of notes payable of $41,677, interest expense paid in stock of $35,200, amortization of discount on convertible note interest of $5,950, and amortization of discounts on convertible notes of $98,582 for the three months ended March 31, 2021.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2021 and December 31, 2020, we had accumulated deficit of $(6,288,502) and $(5,966,193), respectively and we will require additional working capital to fund operations through 2021 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2020, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

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

None.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there may be deficiencies in these controls and procedures, but Management believes that the current procedures have been effective in disclosing all information required to be disclosed. The Company anticipates that with further resources, the Company will expand both management and the board of directors with additional officers and independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes to risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2021, the Company had no unregistered sales of equity securities. Prior to the filing of this report, the Company entered into four unregistered transactions.

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

On April 29, 2021 BlackStar Enterprise Group, Inc. and Adar Alef, LLC entered into a convertible promissory note totaling $550,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 86,105,000 shares of Common Stock for conversion pursuant to the note. The note bears interest at 10%, with a default rate of 24%, and is convertible at the option of the holder, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest closing bid prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. The Company received the net proceeds from the loan of $462,000, after original issue discount, legal fees and offering costs of $88,000. Copies of the promissory note, securities purchase agreement, and transfer agent letter can be found attached hereto as Exhibits 10.1, 10.2, and 10.3. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

10.1	Convertible Promissory Note
10.2	Securities Purchase Agreement
10.3	Transfer Agent Instruction Letter
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: May 17, 2021	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: May 17, 2021	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

