Form 10-Q
period 2021-06-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2021-08-23
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 000-55730

BLACKSTAR ENTERPRISE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1120628
(State of Incorporation)	(IRS Employer ID Number)

4450 Arapahoe Ave., Suite 100, Boulder, CO80303

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

Yes[X]	No[ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes[X]	No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ]	No[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 11, 2021, there were 122,627,383 shares of the registrant’s common stock, $.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS

Current Assets
Cash	$505,485	$32,987
Prepaid expenses	14,196	51,224

Total current assets	519,681	84,211

Fixed assets	66,000	10,000

Total Assets	$585,681	$94,211

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$11,024	$29,880
Accrued expenses	26,542	4,517
Advances to related parties	18,780	18,780
Convertible notes payable, net of discounts of $816,996
and $158,390 at June 30, 2021 and December 31, 2020	148,279	25,885
Notes payable	30,000	50,000

Total current liabilities	234,625	129,062

Stockholders' Equity (Deficit)
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 700,000,000 shares authorized; $0.001 par value
118,078,138 and 101,063,806 shares issued and outstanding
at June 30, 2021 and December 31, 2020	118,078	101,063
Additional paid in capital	7,482,400	5,829,279
Common stock subject to cancellation	(250,000)	—
Accumulated deficit	(7,000,422)	(5,966,193)

Total stockholders' equity (deficit)	351,056	(34,851)

Total Liabilities and Stockholders' Deficit	$585,681	$94,211

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating expenses
Legal and professional	$23,804	$46,791	$46,304	$49,791
Management consulting - related party	98,000	9,910	149,142	26,410
General and administrative	139,525	31,114	195,172	46,733

Total operating expenses	261,329	87,815	390,618	122,934

Other expense (income)
Amortization of discount on convertible notes	251,507	26,273	350,089	59,516
Amortization of convertible debt issuance costs	19,531	3,077	23,964	9,577
Loss on note payable conversions	124,745	276,563	166,422	297,108
Interest expense	54,807	7,315	103,136	16,017

Other expense (income)	450,590	313,228	643,611	382,218

Net (loss)	$(711,919)	$(401,043)	$(1,034,229)	$(505,152)

Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	113,331,275	52,880,834	109,280,076	50,562,551

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Subject to Cancellation	Common Stock to be Issued	Accumulated Deficit	Stockholders' Equity (Deficit)

Balances - December 31, 2020	101,063,806	$101,063	1,000,000	$1,000	$5,829,279	$—	—	$(5,966,193)	$(34,851)

Shares issued for conversion of notes and interest	7,468,804	7,469	—	—	301,998	—	—	—	309,467
Beneficial conversion feature of convertible note	—	—	—	—	917,000	—	—	—	917,000
Shares issued for loan costs	300,000	300	—	—	23,700	—	—	—	24,000
Shares issued for financing fees	1,078,862	1,079	—	—	41,923	—		—	43,002
Shares issued for software development	500,000	500	—	—	19,500	—	—	—	20,000
Shares issued subject to cancellation	7,666,666	7,667	—	—	349,000	(356,667)	—	—	—
Shares issued subject to cancellation realized	—	—	—	—	—	106,667	—	—	106,667
Net loss	—	—	—	—	—	—	—	(1,034,229)	(1,034,229)

Balances - June 30, 2021	118,078,138	$118,078	1,000,000	$1,000	$7,482,400	$(250,000)	—	$(7,000,422)	$351,056

Balances - December 31, 2019	48,003,443	$48,003	1,000,000	$1,000	$4,117,321	—	—	$(4,400,602)	$(234,278)

Adjust for shares directly from IHG retirement to treasury at December 31, 2019	(150,000)	(150)	—	—	150	—	—	—	—
Shares issued for conversion of notes and interest	12,520,694	12,521	—	—	351,268	—	—	—	363,789
Conversion feature of convertible note	—	—	—	—	103,000	—	—	—	103,000
Common stock to be issued for loans made to the Company – 550,000 shares	—	—	—	—	—	—	11,000	—	11,000
Net loss	—	—	—	—	—	—	—	(505,152)	(505,152)

Balances - June 30, 2020	60,374,137	$60,374	1,000,000	$1,000	$4,571,739	$—	11,000	$(4,905,754)	$(261,641)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Subject to Cancellation	Common Stock to be Issued	Accumulated Deficit	Stockholders' Equity (Deficit)

Balances - March 31, 2021	107,307,525	$107,308	1,000,000	$1,000	$6,315,228	$(106,667)	$—	$(6,288,502)	$28,367

Shares issued for conversion of notes and interest	4,574,573	4,574	—	—	218,066	—	—	—	222,640
Beneficial conversion feature of convertible note	—	—	—	—	653,500	—	—	—	653,500
Shares issued for loan costs	300,000	300	—	—	11,700	—	—	—	12,000
Shares issued for financing fees	396,040	396	—	—	19,406	—	—	—	19,802
Shares issued for software development	500,000	500	—	—	19,500	—	—	—	20,000
Shares issued subject to cancellation	5,000,000	5,000	—	—	245,000	(250,000)	—	—	—
Shares issued subject to cancellation realized	—	—	—	—	—	106,667	—	—	106,667
Net loss	—	—	—	—	—	—	—	(711,920)	(711,920)

Balances - June 30, 2021	118,078,138	$118,078	1,000,000	$1,000	$7,482,400	$(250,000)	$—	$(7,000,422)	$351,056

Balances -March 31, 2020	50,241,238	$50,241	1,000,000	$1,000	$4,139,711	$—	$—	$(4,504,710)	$(313,758)

Shares issued for conversion of notes and interest	10,132,899	10,133	—	—	329,028	—	—	—	339,161
Conversion feature of convertible note	—	—	—	—	103,000	—	—	—	103,000
Common stock to be issued for loans made to the Company - 550,000 shares	—	—	—	—	—	—	11,000	—	11,000
Net loss	—	—	—	—	—	—	—	(401,044)	(401,044)

Balances - June 30, 2020	60,374,137	$60,374	1,000,000	$1,000	$4,571,739	$—	$11,000	$(4,905,754)	$(261,641)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	2021	2020

Cash Flows From Operating Activities
Net (loss)	$(1,034,229)	$(505,152)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	23,964	9,577
Amortization of discounts on convertible notes	350,089	59,516
Amortization of discounts on convertible note interest	21,841
Effects of conversions on convertible debt discounts	—	10,404
Loss on conversion of notes payable	166,422	297,108
Interest and loan fees paid in stock	173,669	23,162
Changes in operating assets and liabilities
Decrease in prepaids	37,028	94
(Decrease) in accounts payable	(18,856)	(2,942)
Increase in accrued payables	29,070	10,547

Cash used in operating activities	(251,002)	(97,686)

Cash Flows From Investing Activities
Purchase of software	(36,000)	—

Cash used in investing activities	(36,000)	—

Cash Flows From Financing Activities
Increase in notes payable	—	125,000
Repayments of notes payable	(20,000)	—
Repayments in advances from related party	—	(22,590)
Proceeds from convertible notes, net of offering costs
and original issue discount	779,500	—

Net cash provided by financing activities	759,500	102,410

Net increase (decrease) in cash	472,498	4,724

Cash, beginning of period	32,987	33,251

Cash, end of period	$505,485	$37,975

Supplemental disclosure of non-cash investing
and financing activities

Beneficial conversion feature initially recorded as debt discount	$917,000	$—
Notes payable and interest converted to common stock	$142,856	$87,225
Common stock issued for software	$20,000	$—
Common stock to be issued for loan costs	$—	$11,000

Cash paid for interest on debt	$2,750	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. The Company changed its name to BlackStar Enterprise Group, Inc. in 2016 when new management and capital were introduced.

On January 25, 2016, International Hedge Group, Inc. (“IHG”) signed an agreement to acquire a 95% interest in the Company. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock and 1,000,000 shares of Series A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services and capital consulting to companies. IHG and BlackStar are currently managed and controlled by two individuals each of whom is a beneficial owner of an additional 9% of the Company’s common stock.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP)for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Crypto Equity Management Corp. and Crypto Industry SRO Inc., and were prepared from the accounts of the Company in accordance with US GAAP. All significant intercompany transactions and balances have been eliminated on consolidation.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2021 and the year ended December 31, 2020, the Company has generated no revenues and has incurred losses. As of June 30, 2021, the Company had cash of $505,485, working capital of $285,056 and an accumulated deficit of $7,000,422. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2021, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has an authorized number of preferred shares of 10,000,000, with a par value of $0.001 per share. On August 25, 2016, the Company issued 1,000,000 shares of its Series A Preferred Series stock to International Hedge Group, Inc. in fulfillment of the purchase agreement. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

Common Stock

During the six months ended June 30, 2021, the Company issued shares of its common stock as follows:

•

7,468,804 shares for conversion of $148,856 principal and interest on convertible note payable, and recognized a loss conversion of $166,422.

•

300,000 shares valued at $24,000 ($0.08 per share) to a convertible note holder as consideration for the Company’s entering into certain third party transactions which were in default of the convertible promissory note, security purchase agreement and other related documents entered into on November 16, 2020.

•

1,078,862 shares valued at $43,002 as consideration for financing fees for loans made to the Company.

•

500,000 shares valued at $0.04 per share as partial consideration for software development costs.

•

2,666,666 shares valued at $106,667 ($0.04 per share) to a convertible note holder. These shares have been issued as condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement. The resale registration statement was not filed in the period stipulated in the agreement with the note holder, and accordingly the $106,667 value of the shares has been charged to operations as of June 30, 2021.

•

5,000,000 shares valued at $250,000 ($0.05 per share) to a convertible note holder. These shares have been issued as condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

NOTE 5 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exerecisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The $132,953 fair value of the warrants was charged to operations when issued during the year ended December 31, 2019. At June 30, 2021, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

A summary of warrant activity during the three months ended June 30, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – December 31, 2020	540,000	$0.31	2.99
Exercised	—
Expired	—
Outstanding and exercisable – June 30, 2021	540,000	$0.31	2.49

NOTE 6 – CONVERTIBLE NOTES

GS CAPITAL PARTNERS

On December 4, 2020, the Company entered into a financing arrangement with GS Capital Partners LLC. The face value of the note is $55,000 at an interest rate of 10% and the maturity date is December 2, 2021. At the time of the disbursement the Company received $45,000 net cash proceeds, as there was a deduction from proceeds to the Company of $10,000 for original interest discount and placement costs. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.

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

In June 2021, GS Capital elected to convert $40,000 principal and $2,056 accrued interest due on the note into 2,635,549 shares of the Company’s common stock under the conversion provision and terms of the note agreement. The Company recognized a loss on conversion of $44,663. As of June 30, 2021, $15,000 principal was remaining on the note. (See Note 9).

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES (continued)

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

(ii) On October 8, 2020, the Company received the proceeds from a financing agreement entered into with Power Up Lending Group on September 24, 2020 to borrow $53,000. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 25,429,828 shares for conversion. Net proceeds from the loan were $50,000, after legal fees and offering costs of $3,000. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $53,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note.

Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

On April 12, 2021, Power Up elected to convert the total principal and interest due on their note of October 8, 2020 in the principal amount of $53,000 and $2,650 of accrued and unpaid interest thereon into 1,939,024 shares of the Company’s common stock at $0.0287 per share. The Company recognized a loss on conversion of $80,082.

(iii) On January 15, 2021, the Company entered into a financing agreement with Power Up Lending Group to borrow $43,500. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 20,871,651 shares for conversion. Net proceeds from the loan were $40,000, after legal fees of $3,500. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $43,500 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. (See Note 9)

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES (continued)

(iv) On March 31, 2021, the Company entered into a financing agreement with Power Up Lending Group to borrow $103,500. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 63% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 20,535,714 shares for conversion. On April 1, 2021, the Company received the net proceeds from the loan of $100,000, after legal fees and offering costs of $3,500.

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

ADAR ALEF LLC

On April 29, 2021, the Company entered into a financing agreement with Adar Alef, LLC to borrow $550,000. The note bears interest at 10%, with a default rate of 24%, and is convertible at the option of the holder, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest closing bid prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 86,105,000 shares for conversion The Company received the net proceeds from the loan of $462,000, after original issue discount, legal fees and offering costs of $88,000.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES (continued)

Convertible notes payable at June 30, 2021 and December 31, 2020 are summarized as follows:

Holder	Face Amount	Interest Rate	Due Date	2021	2020

GS Capital Partners	$55,000	10%	December 2, 2021	$15,000	$55,000

Power UP Lending Group	$43,000	10%	July 24, 2021	$—	$43,000
	$53,000	10%	September 24, 2021	$—	$53,000
	$43,500	10%	January 15, 2022	$43,500	$—
	$103,500	10%	March 31, 2022	$103,500	$—

SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$—

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$550,000	$—

Discount				$(816,996)	$(158,390)

				$148,279	$25,885

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

Effective May 18, 2021, each of the loan holders was repaid $10,000 principal and accrued interest of $1,100 and $1,650. The two notes were rolled into new loans in the amounts of $10,000 and $20,000, due November 18, 2021 with interest at 11%. In addition, the two individuals were issued an aggregate 300,000 shares of the Company’s common stock valued at $12,000 ($0.04 per share).

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

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

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the six months ended June 30, 2021 and 2020 the Company recorded related party management fees of $149,142 and $26,410, respectively.

During the year ended December 31, 2020, there were no advances from related parties, and the Company repaid $23,070 to its parent company, IHG. At June 30, 2021, a former officer of the Company was owed $18,780.

NOTE 9 – SUBSEQUENT EVENTS

•

On July 6, 2021, GS Capital elected to convert the remaining $15,000 principal and accrued interest of $879 due on their note into 976,954 shares of the Company’s common stock ($0.016375 per share) under the conversion provision and terms of the note agreement.

•

In July 2021, Power Up elected to convert (in two tranches) the total principal of $43,500 due on their note of January 15, 2021 together with accrued upaid interest thereon of $2,175 into an aggregate 3,572,791 shares of the Company’s common stock (1,304,348 shares at $0.0138 per share and 2,268,443 shares at $0.0122 per share) under the conversion provision and terms of the note agreement.

•

On July 26, 2021, the Company entered into a financing agreement with Power Up Lending Group Ltd. to borrow $103,750. The note matures on July 26, 2022, bears interest at 10%, with a default rate of 22%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest closing bid prices of the Company’s common stock for the previous 15 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note, and the Company has reserved 34,220,756 shares for conversion. The Company received net proceeds from the loan of $100,000, after legal and financing fees of $3,750.

•

On July 28, 2021, the Company entered into a financing agreement with Power Up Lending Group Ltd. to borrow $78,750. The note matures on July 28, 2022, bears interest at 10%, with a default rate of 22%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest closing bid prices of the Company’s common stock for the previous 15 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note, and the Company has reserved 36,346,153 shares for conversion. The Company received net proceeds from the loan of $75,000, after legal and financing fees of $3,750.

The Company has analyzed its operations subsequent to June 30, 2021 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2021, we had an accumulated deficit totaling ($7,000,422). This raises substantial doubts about our ability to continue as a going concern.

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

The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant bank as of the date of these financial statements. We currently trade on the OTC QB under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly-owned subsidiary, Crypto Equity Management Corp., (“CEMC”), mainly in the areas of blockchain and distributed ledger technologies (“DLT”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT or blockchain. BlackStar intends to facilitate funding and management of DLT-involved companies through majority controlled joint ventures through its subsidiary CEMC. BlackStar, through CEMC, intends to initially control and manage each venture. Potential ventures for both BlackStar and CEMC will be analyzed using the combined business experience of its executives, with CEMC looking to fill those venture criteria with companies in crypto-related businesses such as blockchain or DLT technologies. The Company does not intend to develop Investment Objectives or “criteria” in any manner but will rely on the acumen and experience of its executives. BlackStar is currently building a digital equity trading platform in order to trade registered BlackStar common shares in digital form (DWAC), and intends to use the platform design to provide custom subscription services to other public companies.

Recent Updates – The Company is finalizing the design and build of the BlackStar Digital Trading Platform (“BDTP”), subject to obtaining sufficient funding. The Company is currently evaluating its options for the next major step in the process – BDTP will need to be paired with a registered Alternative Trading System (“ATS”) prior to implementation. To that end, the Company is exploring partnerships with existing ATS’s and other strategies to go live with BDTP in accordance with existing laws and regulations. As of the date of this filing, the initial demo of BDTP is complete and BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP over the next several months. The BDTP has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. In June of 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. Blackstar is actively pursuing relationships with various broker-dealer and clearing firms to complete the final stages of this multi-year engineering effort.

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

Contingent upon successfully raising funds, we intend to expend funds over the next four quarters as follows:

3rd Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
4th Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
1st Quarter 2022	• Ventures/BDTP	• $250,000
	• Operations	• $50,000
2nd Quarter 2022	• Ventures/BDTP	• $250,000
	• Operations	• $50,000

Our Budget for operations in the next year is as follows:

BDTP Development and Testing	$500,000
Working Capital – Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities to date.

Based on our current cash reserves of approximately $554,657 as of July 31, 2021, we have the cash for an operational budget of less than six months. We intend to offer a private placement to investors in order to achieve at least $1,000,000 in funding in the next year. We intend to commence this offering in the winter of 2021. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any additional funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

Results of Operations

For the Three Months Ended June 30, 2021 compared to same period in 2020

During the three months ended June 30, 2021 and 2020, we had no revenue. For the three months ended June 30, 2021, we recognized a net loss of $711,920 as compared to a net loss of $401,043 for the three months ended June 30, 2020. Our operating expenses included $98,000 in related party management consulting fees, $23,804 in legal and professional fees, and $139,526 in general and administrative fees, for a total of $261,330 for the three months ended June 30, 2021. Higher related party management consulting fees and an increase in costs for fund raising increased the total operating expenses in the three months ended June 30,

2021 by $173,514 compared to the three months ended June 30, 2020. Our net loss from operations was $261,329 for the three months ended June 30, 2021 compared to net loss from operations of $87,815 for the same period ended June 30, 2020.

For the three months ended June 30, 2021, we had significantly higher other expenses, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in net other expenses of $450,590 for the three months ended June 30, 2021 a compared to $313,228 for the same period in 2020. For the three months ended June 30, 2020 the Company recognized $26,273 for amortization of discount on convertible notes, as compared to $251,507 for the three months ended June 30, 2021. This increase was due to increased funding from convertible note issuances for the 2021 three month period as compared to the 2020 three month period.

Net loss per share for the 2021 and 2020 three-month periods was $0.01 in each of the periods.

For the Six Months Ended June 30, 2021 compared to same period in 2020

During the six months ended June 30, 2021 and 2020, we had no revenue. For the six months ended June 30, 2021, we recognized a net loss of $1,034,229 compared to a net loss of $505,152 for the six months ended June 30, 2020. Our operating expenses included $149,142 in related party management consulting fees, $46,304 in legal and professional fees, and $195,172 in general and administrative fees, for a total of $390,618 for the six months ended June 30, 2021. Higher related party management consulting fees and an increase in costs for fund raising increased the total operating expenses in the six months ended June 30, 2021 by $122,732 compared to the six months ended June 30, 2020. Our net loss from operations was $1,034,229 for the six months ended June 30, 2021 compared to a net loss from operations of $122,934 for the same period ended June 30, 2020.

For the six months ended June 30, 2021, we had significantly higher other expenses, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in net other expenses of $643,611 for the six months ended June 30, 2021 as compared to $382,218 for the same period in 2020. For the six months ended June 30, 2020 the Company recognized $59,516 for amortization of discount on convertible notes, as compared to $350,089 for the six months ended June 30, 2021. This increase was due to increased funding from convertible note issuances for the 2021 period as compared to the 2020 period.

Net loss per share for the 2021 and 2020 six-month periods was $0.01 in each of the periods.

Management has evaluated the current business plan, ongoing operations and financial position of the Company as of June 30, 2021, and has determined that there is substantial doubt as to whether the Company will be able to continue to operate as a “going concern”. The Company has an accumulated deficit of $7,000,422 as of June 30, 2021, compared to an accumulated deficit of $4,905,754 as of December 31, 2020, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $519,681 comprised of $505,485 in cash and $14,196 in prepaid expenses, compared to $84,211 total current assets as of December 31, 2020. Our total assets as of June 30, 2021 were $585,681 compared to $94,211 as of December 31, 2020. Current liabilities as of June 30, 2021 were $234,625 compared to $129,062 as of December 31, 2020. Current liabilities as of June 30, 2021 consisted of accounts payable of $11,024, accrued liabilities of $26,542, advances payable to related parties of $18,780, convertible promissory notes of $148,279, net of discounts of $816,996, and notes payable of $30,000. As of June 30, 2021, we had $285,056 in working capital, compared to a negative working capital of of $44,851 as of December 31, 2020.

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

Financing Activities

During the six months ended June 30, 2021, the Company had no cash received from equity offerings or shareholder contributions, and  we received $779,500 from convertible notes, net of offering costs and original issue discounts; During the six months ended June 30, 2021 and 2020, $142,856 and $87,225, respectively in principal and and interest on convertible notes was converted to common stock

Investing Activities

Net cash used in investing activities was $36,000 for software development for the six-month period ended June 30, 2021, as compared to $0 for the six months ended June 30, 2020.

Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $251,002, compared to $97,686 used in operating activities for the same period in 2020. The increased amount of cash used in operating activities is attributable to increases in operating and other expenses, increasing the net loss for the six months ended June 30, 2021.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2021 and December 31, 2020, we had accumulated deficit of $7,000,422 and $5,966,193, respectively and we will require additional working capital to fund operations through 2021 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes to risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aside from what has been disclosed in our Registration Statement on Form S-1 filed July 16, 2021, the Quarterly Report on Form 10-Q filed May 17, 2021, the Annual Report on Form 10-K filed April 12, 2021, and in the Current Reports on Form 8-K filed April 8, 2021 and August 3, 2021, the Company had no unregistered sales of equity securities for the three months ended June 30, 2021 and through the date of this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: August 23, 2021	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive Officer)

Dated: August 23, 2021	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting Officer)