Form 10-Q
period 2021-09-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2021-11-15
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes☒	No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☒	No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐	No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 1, 2021, there were 128,689,319 shares of the registrant’s common stock, $.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS

Current Assets
Cash	$559,438	$32,987
Prepaid expenses	11,946	51,224

Total current assets	571,384	84,211

Fixed assets	75,000	10,000

Total Assets	$646,384	$94,211

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$12,246	$29,880
Accrued expenses	51,072	4,517
Advances to related parties	—	18,780
Convertible notes payable, net of discounts of $715,977
and $158,390 at September 30, 2021 and December 31, 2020	427,048	25,885
Notes payable	30,000	50,000

Total current liabilities	520,366	129,062

Stockholders' Equity (Deficit)
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 700,000,000 shares authorized; $0.001 par value
122,627,383 and 101,063,806 shares issued and outstanding
at September 30, 2021 and December 31, 2020	122,627	101,063
Additional paid in capital	7,775,766	5,829,279
Accumulated deficit	(7,773,375)	(5,966,193)

Total stockholders' equity (deficit)	126,018	(34,851)

Total Liabilities and Stockholders' Deficit	$646,384	$94,211

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Operating expenses
Legal and professional	$23,572	$13,028	$69,876	$62,819
Management consulting - related party	93,500	33,500	242,642	59,910
General and administrative	273,777	10,935	468,950	40,935

Total operating expenses	390,849	57,463	781,468	163,664

Other expense (income)
Amortization of discount on convertible notes	306,396	56,733	656,485	116,249
Amortization of convertible debt issuance costs	22,152	17,438	46,116	27,015
Loss on note payable conversions	—	277,607	166,422	574,715
Interest expense	53,556	16,551	156,691	49,301

Other expense (income)	382,104	368,329	1,025,714	767,280

Net (loss)	$(772,953)	$(425,792)	$(1,807,182)	$(930,944)

Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	121,802,836	67,576,016	113,486,557	56,747,018

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Subject to Cancellation	Common Stock to be Issued	Accumulated Deficit	Stockholders' Equity (Deficit)

Balances - June 30, 2021	118,078,138	$118,078	1,000,000	$1,000	$7,482,400	$(250,000)	$—	$(7,000,422)	$351,056

Shares issued for conversion of notes and interest	4,549,245	4,549	—	—	57,116	—	—	—	61,665
Beneficial conversion feature of convertible note	—	—	—	—	236,250	—	—	—	236,250
Shares issued subject to cancellation realized	—	—	—	—	—	250,000	—	—	250,000
Net loss	—	—	—	—	—	—	—	(772,953)	(772,953)

Balances - September 30, 2021	122,627,383	$122,627	1,000,000	$1,000	$7,775,766	$—	$—	$(7,773,375)	$126,018

Balances - June 30, 2020	60,374,137	$60,374	1,000,000	$1,000	$4,571,739	$—	$11,000	$(4,905,754)	$(261,641)

Shares issued for conversion of notes and interest	13,715,016	13,715	—	—	49,306	—	—	—	63,021
Beneficial conversion feature of convertible note	—	—	—	—	43,000	—	—	—	43,000
Shares issued for loan costs at $0.02 per share	550,000	550	—	—	10,450	—	—	—	11,000
Issuance of common stock to be issued	—	—	—	—	—	—	(11,000)	—	(11,000)
Loss on debt conversion	—	—	—	—	277,608	—	—	—	277,608
Net loss	—	—	—	—	—	—	—	(425,792)	(425,792)

Balances - September 30, 2020	74,639,153	$74,639	$1,000,000	$1,000	$4,952,103	$—	$—	$(5,331,546)	$(303,804)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Subject to Cancellation	Accumulated Deficit	Stockholders' Equity (Deficit)

Balances - December 31, 2020	101,063,806	$101,063	1,000,000	$1,000	$5,829,279	$—	$(5,966,193)	$(34,851)

Shares issued for conversion of notes and interest	12,018,049	12,018	—	—	359,114	—	—	371,132
Beneficial conversion feature of convertible note	—	—	—	—	1,153,250	—	—	1,153,250
Shares issued for loan costs	300,000	300	—	—	23,700	—	—	24,000
Shares issued for financing fees	1,078,862	1,079	—	—	41,923	—	—	43,002
Shares issued for software development	500,000	500	—	—	19,500	—	—	20,000
Shares issued subject to cancellation	7,666,666	7,667	—	—	349,000	(356,667)	—	—
Shares issued subject to cancellation realized	—	—	—	—	—	356,667	—	356,667
Net loss	—	—	—	—	—	—	(1,807,182)	(1,807,182)

Balances - September 30, 2021	122,627,383	$122,627	1,000,000	$1,000	$7,775,766	$—	$(7,773,375)	$126,018

Balances - December 31, 2019	48,003,443	$48,003	1,000,000	$1,000	$4,117,321	$—	$(4,400,602)	$(234,278)

Adjust for shares issued directly from IHG retirement to treasury at December 31, 2019	(150,000)	(150)	—	—	150	—	—	—
Shares issued for conversion of notes and interest	26,235,710	26,236	—	—	678,182	—	—	704,418
Beneficial conversion feature of convertible note	—	—	—	—	146,000	—	—	146,000
Shares issued for loan costs	550,000	550	—	—	10,450	—	—	11,000
Net loss	—	—	—	—	—	—	(930,944)	(930,944)

Balances - September 30, 2020	74,639,153	$74,639	1,000,000	$1,000	$4,952,103	$—	$(5,331,546)	$(303,804)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	2021	2020

Cash Flows From Operating Activities
Net (loss)	$(1,807,182)	$(930,944)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	46,116	27,015
Amortization of discounts on convertible notes	656,485	116,249
Amortization of discounts on convertible note interest	41,812	10,503
Loss on conversion of notes payable	166,422	574,715
Interest and loan fees paid in stock	423,779	36,355
Changes in operating assets and liabilities
Decrease in prepaids	39,278	7,301
(Decrease) in accounts payable	(17,634)	(3,549)
Increase in accrued payables	56,655	9,700

Cash used in operating activities	(394,269)	(152,655)

Cash Flows From Investing Activities
Purchase of software	(45,000)	—

Cash used in investing activities	(45,000)	—

Cash Flows From Financing Activities
Increase in notes payable	—	165,000
Repayments of notes payable	(20,000)	—
Repayments in advances from related party	(18,780)	(22,590)
Proceeds from convertible notes, net of offering costs and original issue discount	1,004,500	—

Net cash provided by financing activities	965,720	142,410

Net increase (decrease) in cash	526,451	(10,245)

Cash, beginning of period	32,987	33,251

Cash, end of period	$559,438	$23,006

Supplemental disclosure of non-cash investing and financing activities

Beneficial conversion feature initially recorded as debt discount	$1,153,250	$—
Notes payable and interest converted to common stock	$204,741	$129,703
Common stock issued for software	$20,000	$—
Common stock to be issued for loan costs	$67,002	$11,000

Cash paid for interest on debt	$2,750	$1,650

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007 as NPI08, Inc. The Company changed its name to BlackStar Enterprise Group, Inc. in 2016 when new management and capital were introduced.

On January 25, 2016, International Hedge Group, Inc. (“IHG”) signed an agreement to acquire a 95% interest in the Company. In lieu of the 95% of common shares originally agreed upon, IHG received 44,400,000 shares of common stock and 1,000,000 shares of Series A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services and capital consulting to companies. IHG and BlackStar are currently managed and controlled by two individuals each of whom is a beneficial owner of approximately an additional 7% of the Company’s common stock.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Crypto Equity Management Corp. and Crypto Industry SRO Inc. and were prepared from the accounts of the Company in accordance with US GAAP. All significant intercompany transactions and balances have been eliminated on consolidation.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company has generated no revenues and has incurred losses. As of September 30, 2021, the Company had cash of $559,438, working capital of $51,018 and an accumulated deficit of $7,773,375. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2021 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

Common Stock

During the nine months ended September 30, 2021, the Company issued shares of its common stock as follows:

•

12,018,049 shares for conversion of $371,132 principal and interest on convertible note payable.

•

300,000 shares valued at $24,000 ($0.08 per share) to a convertible note holder as consideration for the Company’s entering into certain third-party transactions which were in default of the convertible promissory note, security purchase agreement and other related documents entered into on November 16, 2020.

•

10,788,623 shares valued at $43,002 as consideration for financing fees for loans made to the Company.

•

500,000 shares valued at $20,000 ($0.04 per share) as partial consideration for software development costs.

•

2,666,666 shares valued at $106,667 ($0.04 per share) to a convertible note holder. These shares have been issued as condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement. The resale registration statement was not filed in the period stipulated in the agreement with the note holder, and accordingly the $106,667 value of the shares has been charged to operations during the nine months ended September 30, 2021.

•

5,000,000 shares valued at $250,000 ($0.05 per share) to a convertible note holder. These shares were issued as condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement. The resale registration statement was not filed in the period stipulated in the agreement with the note holder, and accordingly the $250,000 value of the shares has been charged to operations during the nine months ended September 30, 2021.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

NOTE 5 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exercisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The $132,953 fair value of the warrants was charged to operations when issued during the year ended December 31, 2019. At September 30, 2021, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

A summary of warrant activity during the nine months ended September 30, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – December 31, 2020	540,000	$0.31	2.24
Exercised	—
Expired	—
Outstanding and exercisable – September 30, 2021	540,000	$0.31	2.24

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

During the nine months ended September 30, 2021, GS Capital elected to convert the $55,000 principal and $2,936 accrued interest due on the note into 3,612,003 shares of the Company’s common stock under the conversion provision and terms of the note agreement.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES (continued)

note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

In July 2021, Power Up elected to convert (in two tranches) the total principal of $43,500 due on the note, together with accrued unpaid interest of $2,175, into an aggregate 3,572,791 shares of the Company’s common stock (1,304,348 shares at $0.0138 per share and 2,268,443 shares at $0.0122 per share) under the conversion provision and terms of the note agreement.

(iv) On March 31, 2021, the Company entered into a financing agreement with Power Up Lending Group to borrow $103,500. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 63% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 20,535,714 shares for conversion. On April 1, 2021, the Company received the net proceeds from the loan of $100,000, after legal fees and offering costs of $3,500. (See Note 9)

(v) On July 26, 2021, the Company entered into a financing agreement with Power Up Lending Group Ltd. to borrow $103,750. The note matures on July 26, 2022, bears interest at 10%, with a default rate of 22%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest closing bid prices of the Company’s common stock for the previous 15 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note, and the Company has reserved 34,220,756 shares for conversion. The Company received net proceeds from the loan of $100,000, after legal and financing fees of $3,750.

(vi) On July 28, 2021, the Company entered into a financing agreement with Power Up Lending Group Ltd. to borrow $78,750. The note matures on July 28, 2022, bears interest at 10%, with a default rate of 22%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest closing bid prices of the Company’s common stock for the previous 15 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note, and the Company has reserved 36,346,153 shares for conversion. The Company received net proceeds from the loan of $75,000, after legal and financing fees of $3,750.

(vii) On September 1, 2021, the Company entered into a financing agreement with Power Up Lending Group Ltd. to borrow $53,750. The note matures on September 1, 2022, bears interest at 10%, with a default rate of 22%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest closing bid prices of the Company’s common stock for the previous 15 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note,

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES (continued)

and the Company has reserved 17,348,036 shares for conversion. The Company received net proceeds from the loan of $50,000, after legal and financing fees of $3,750.

QUICK CAPITAL LLC

On November 23, 2020, the Company entered into a financing agreement with Quick Capital LLC to borrow $33,275 with a due date of July 16, 2021. The note bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. The conversion price is to be calculated at 60% of the 2 lowest trading prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 12,000,000 shares for conversion. Net proceeds from the loan were $25,000, after legal fees and offering costs of $8,275. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $33,275 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. As of September 30, 2021, the Company is in default on this note.

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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES (continued)

Convertible notes payable at September 30, 2021 and December 31, 2020 are summarized as follows:

Holder	Face Amount	Interest Rate	Due Date	2021	2020

GS Capital Partners	$55,000	10%	December 2, 2021	$—	$55,000

Power UP Lending Group	$43,000	10%	July 24, 2021	$—	$43,000
	$53,000	10%	September 24, 2021	$—	$53,000
	$43,500	10%	January 15, 2022	$—	$—
	$103,500	10%	March 31, 2022	$103,500	$—
	$103,750	10%	July 26, 2022	$103,750	$—
	$78,750	10%	July 28, 2022	$78,750	$—
	$53,750	10%	September 1, 2022	$53,750	$—

SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$—

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$550,000	$—

Discount				$(715,977)	$(158,390)

				$427,048	$25,885

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

NINE MONTHS ENDED SEPTEMBER 30, 2021

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

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the nine months ended September 30, 2021 and 2020 the Company recorded related party management fees of $242,642 and $59,910, respectively.

During the year ended December 31, 2020, there were no advances from related parties, and the Company repaid $23,070 to its parent company, IHG. During the nine months ended September 30, 2021, $18,780 was repaid to a former officer of the Company.

NOTE 9 – SUBSEQUENT EVENTS

On October 1, 2021, the Company entered into a financing agreement with Power Up Lending Group Ltd. to borrow $78,750. The note matures on October 1, 2022, bears interest at 10%, with a default rate of 22%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest closing bid prices of the Company’s common stock for the previous 15 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note, and the Company has reserved 23,954,227 shares for conversion. The Company received net proceeds from the loan of $75,000, after legal and financing fees of $3,750.

On October 11, 2021, the Company entered into a financing agreement with GS Capital Partners LLC to borrow $60,000. The note matures on October 11, 2022, bears interest at 8%, with a default rate of 24%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note. The Company received net proceeds from the loan of $50,000, after legal and financing fees of $10,000.

In October 2021, Power Up elected to convert (in three tranches) the total principal of $103,500 due on their note of March 31, 2021, together with accrued unpaid interest thereon of $5,175, into an aggregate 6,061,936 shares of the Company’s common stock (2,358,232 shares at $0.0164 per share and 3,703,704 shares at $0.0189 per share) under the conversion provision and terms of the note agreement.

The Company has analyzed its operations subsequent to September 30, 2021 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2021, we had an accumulated deficit totaling $7,773,375. This raises substantial doubts about our ability to continue as a going concern.

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

Recent Updates – The Company is finalizing the design and build of the BlackStar Digital Trading Platform (“BDTP”), subject to obtaining sufficient funding. The Company is currently evaluating its options for the next major step in the process – BDTP will need to be paired with an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) prior to implementation. To that end, the Company is exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTP in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP over the next several months. The BDTP has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. In June of 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. Blackstar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages of this multi-year engineering effort.

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

Contingent upon successfully raising funds, we intend to expend funds over the next four quarters as follows:

4th Quarter 2021	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
1st Quarter 2022	• Ventures/BDTP	• $250,000
	• Operations	• $100,000
2nd Quarter 2022	• Ventures/BDTP	• $250,000
	• Operations	• $50,000
3rd Quarter 2022	• Ventures/BDTP	• $250,000
	• Operations	• $50,000

Our Budget for operations in the next year is as follows:

BDTP Development and Testing	$500,000
Working Capital – Joint Ventures	$500,000
Legal, Audit and Accounting	$150,000
Fees, rent, travel and general & administrative expenses	$150,000
$1,300,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities to date.

Based on our current cash reserves of approximately $559,438 as of September 30, 2021, we have the cash for an operational budget of less than twelve months. We intend to offer a private placement to investors in order to achieve at least $1,000,000 in funding in the next year. We intend to commence this offering in the winter of 2021. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any additional funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2020, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our cash reserves were only $32,987 in December 2020. To satisfy this shortfall and continue to fund operations, we issued convertible debt during the first three quarters of 2021, in addition to our parent company, IHG, has agreeing to fund on an interim basis any shortfall in our cash reserves. These funds have been used to pay legal, accounting, office rent and general and administrative expense. In early 2018, we completed a private placement of units for $165,000, and in November 2018 we raised $53,000 through a convertible promissory note which increased our working capital. In the year ended December 31, 2019, we received funding through various promissory notes and convertible promissory notes, totaling $280,000 with $236,150 being received in net cash proceeds. In the year ended December 31, 2020, we received funding through promissory notes totaling $25,000, and convertible promissory notes totaling $287,275 with $260,000 being received in net cash proceeds.

Results of Operations

For the Three Months Ended September 30, 2021 compared to same period in 2020

During the three months ended September 30, 2021 and 2020, we had no revenue. For the three months ended September 30, 2021, we recognized a net loss of $772,953 compared to a net loss of $425,792 for the three months ended September 30, 2020. Our operating expenses included $93,500 in related party management consulting fees, $23,572 in legal and professional fees, and $273,777 in general and administrative fees, for a total of $390,849 for the three months ended September 30, 2021. Higher related party management consulting fees and an increase in costs for fund raising costs, including the $250,000 value of common shares issued to a convertible note lender in the second quarter, increased the total operating expenses in the three months ended September 30, 2021 by $333,386 compared to the three months ended September 30, 2020. Our net loss from operations was $390,849 for the three months ended September 30, 2021 compared to net loss from operations of $57,463 for the same period ended September 30, 2020.

For the three months ended September 30, 2021, we had significantly higher other expenses, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in net other expenses of $382,104 for the three months ended September 30, 2021 compared to $368,329 for the same period in 2020. For the three months ended September 30, 2020 the Company recognized $17,438 for amortization of discount on convertible notes, as compared to $22,152 for the three months ended September 30, 2021. During the three months ended September 30, 2020, we recognized $277,607 as a loss on notes payable conversion.

Net loss per share for the 2021 and 2020 three-month periods ending September 30, 2021 and 2020 was $0.01 in each of the periods.

For the Nine Months Ended September 30, 2021 compared to same period in 2020

During the nine months ended September 30, 2021 and 2020, we had no revenue. For the nine months ended September 30, 2021, we recognized a net loss of $1,807,182 compared to a net loss of $930,944 for the nine months ended September 30, 2020. Our operating expenses included $242,642 in related party management consulting fees, $69,876 in legal and professional fees, and $468,950 in general and administrative fees, for a total of $781,468 for the nine months ended September 30, 2021. Higher related party management consulting fees and an increase in costs for fund raising, including the realization of the $356,667 value of common shares issued to convertible note lenders during the nine-month period, increased the total operating expenses in the nine months ended September 30, 2021 by $617,804 compared to the nine months ended September 30, 2020. Our net loss from operations was $781,468 for the nine months ended September 30, 2021 compared to net loss from operations of $163,664 for the same period ended September 30, 2020.

For the nine months ended September 30, 2021, we had significantly higher other expenses, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in net other expenses of $1,025,7144 for the nine months ended September 30, 2021 compared to $767,280 for the same period in 2020. For the nine months ended September 30, 2020, the Company recognized $27,015 for amortization of discount on convertible notes, as compared to $46,116 for the nine months ended September 30, 2021, and recognized $574,715 as a loss on notes payable conversion in 2020 period as compared to $166,422 during the comparable period in 2021.

Net loss per share for the 2021 and 2020 nine-month periods ending September 30, 2021 and 2020 was $0.02 in each of the periods.

Management has evaluated the current business plan, ongoing operations and financial position of the Company as of September 30, 2021, and has determined that there is substantial doubt as to whether the Company will be able to continue to operate as a “going concern”. The Company has an accumulated deficit of $7,773,375 as of September 30, 2021, compared to an accumulated deficit of $5,966,193 as of December 31, 2020, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $571,384 comprised of $559,438 in cash and $11,946 in prepaids, compared to $84,211 total current assets as of December 31, 2020. Our total assets as of September 30, 2021 were $646,384 compared to $94,211 as of December 31, 2020. Current liabilities as of September 30, 2021 were $520,366 compared to $129,062 at December 31, 2020. Current liabilities as of September 30, 2021 consisted of accounts payable of $12,246, accrued payables of $51,072, convertible promissory notes of $427,048, net of discounts of $715,977, and notes payable of $30,000. As of September 30, 2021, we had a working capital equity of $51,018, compared to a negative working capital of $44,851 as of December 31, 2020.

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

Financing Activities

During the nine months ended September 30, 2021, the Company had no cash received from equity offerings or shareholder contributions, and we received $1,004,500 from convertible notes, net of offering costs and original issue discounts. The Company also made $20,000 repayments of notes payable and $18,780 of repayments of advances from related parties in the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company had no cash received from equity offerings or shareholder contributions. The Company received $165,000 from notes payable and made $22,590 of repayments of advances from related parties for the nine months ended September 30, 2020. Net cash provided by financing activities was $965,720 for the nine months ended September 30, 2021, compared to $142,410 for the same period in 2020. During the nine months ended September 30, 2021 and 2020, $204,741 and $129,703, respectively, in principal and interest on convertible notes was converted to common stock.

Investing Activities

Net cash used in investing activities was $45,000 for software development for the nine-month period ended September 30, 2021, as compared to $0 for the nine months ended September 30, 2020.

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $394,269, compared to $152,655 used in operating activities for the same period in 2020. The increased amount of cash used in operating activities is attributable to increases in operating and other expenses, increasing the net loss for the nine months ended September 30, 2021.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2021 and December 31, 2020, we had accumulated deficit of $7,773,375 and $5,966,193, respectively and we will require additional working capital to fund operations through 2021 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes to risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Aside from what has been disclosed in the Current Reports on Form 8-K filed September 30, 2021, the Company had no unregistered sales of equity securities for the three months ended September 30, 2021 and through the date of this filing.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: November 15, 2021	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting Officer)