Form 10-K
period 2021-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2022-03-30
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2021, computed by reference to the price at which the common equity was last sold ($0.038), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021), was $3,959,134.

As of March 24, 2022, there were 173,927,698 common shares, $0.001 par value, issued and outstanding.

Item 8.Financial Statements and Supplementary Data.	47

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

DESCRIPTION OF BUSINESS

We are based in Boulder, Colorado and are engaged in Merchant Banking and Finance in the United States. Since 2018 we have also been developing a blockchain-based software platform to trade registered shares of our common stock. Once completed, the platform should enable us to become a Platform as a Service (“PaaS”) provider for other publicly traded companies, providing revenue to finance our merchant banking. We have recognized net losses of ($2,183,567) in the year ended December 31, 2021. We have relied solely on sales of our securities, convertible note financing, and private loans to fund our operations. The completion of our software platform depends on our ability to partner with an existing Alternative Trading System (“ATS”) or registration as an ATS.

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

BlackStar Enterprise is engaged in Merchant Banking and Finance. BlackStar Enterprise’s venue is private early-stage companies throughout various industries that, in our judgement, exhibit a potential for sustained growth. We are a publicly traded specialized merchant banking firm, facilitating joint venture capital to early-stage revenue companies. We are actively seeking opportunity for discussion with revenue generating enterprises and emerging companies for financing. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies, and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-equity related ventures though our wholly-owned subsidiary, Crypto Equity Management Corp. (“CEMC”) formed in September 2017. BlackStar Enterprise Group, Inc. is traded on the OTC QB under the symbol “BEGI.” In addition to the services described above, on December 31, 2017, BlackStar formed a subsidiary nonprofit company, Crypto Industry SRO, Inc., a self-regulatory membership organization for the crypto-equity industry. Further details about the business plan for CEMC, the operating subsidiary of BlackStar, and Crypto Industry SRO can be found in the “Current Business” section below.

Our principal executive offices are located at 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303 and our office telephone number is (303) 500-3210. We maintain a website at www.blackstarenterprisegroup.com, and such website is not incorporated into or a part of this filing.

International Hedge Group, Inc. (“IHG”), our parent company, owns 4,792,702 shares of common stock (3.01%) and 1,000,000 of Class A Supermajority Voting Preferred Stock (100%); Class A Preferred has that number of votes equal to that number of common shares which is not less than 60% of the vote required to approve any action and has the right to convert all of the Class A Preferred Convertible Stock (1,000,000 shares) into shares of Common Stock of the Company, on the basis of 100 common shares for each share of Class A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the mission to engage in funding of start-up and developed business ventures using its stock for private placement or public offerings. IHG and BlackStar are currently managed and controlled by the same individuals, but IHG and BlackStar may each seek its funding from different and as yet, undetermined sources, with funding structures of different natures.

Definitions

As used throughout this annual report on Form 10-K, capitalized terms used but not defined herein shall have the meanings assigned to such terms in the filing. The following terms shall have the meanings set forth below, unless the context clearly indicates otherwise:

BlackStar Digital Trading Platform TM (“BDTP TM”): a peer-to-peer digital equity trading platform enabling the trading of registered BlackStar common shares in digital form only.

BlackStar Digital Equity: a digitally evidenced share, also known as an electronic share, (“Digital Share” – see below) of BlackStar common stock holding the same characteristics as securities evidenced by a paper certificate which has been transmitted electronically and protected by cryptographic protocols.

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

Digital Shares: common shares holding the same characteristics as securities evidenced by a paper certificate but are recorded via electronic book-entry through the Deposit and Withdrawal at Custodian (“DWAC”) system in digital form and are protected by cryptographic protocols, sometimes also referred to as an electronic share.

CORPORATE STRUCTURE

Our corporate structure is as follows:

INTERNATIONAL HEDGE GROUP, INC. (Parent Company – a Colorado corporation)

BLACKSTAR ENTERPRISE GROUP, INC. (a Delaware corporation)

Crypto Equity Management Corp. (a Colorado corporation)	Crypto Industry SRO, Inc. (a Colorado non-profit corporation)

CURRENT BUSINESS

Our Company, BlackStar Enterprise Group, Inc. (OTCQB: BEGI) is a publicly traded merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to blockchain and DLT companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly-owned subsidiary, Crypto Equity Management Corp., (“CEMC”), mainly in the areas of blockchain and distributed ledger technologies. BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

Our investment strategy focuses primarily on ventures with companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy, which we refer to as “emerging growth companies.” Under no circumstances does the company intend to become an investment company and its activities and its financial statement ratios of assets and cash will be carefully monitored and other activities reviewed by the Board to prevent being classified or inadvertently becoming an investment company which would be subject to regulation under the Investment Company Act of 1940.

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

BlackStar Digital Trading Platform TM

Background – In June of 2017, the management of BlackStar began analyzing the crypto industry due in large part to its rapid ascent in popularity. Mr. Kurczodyna took an educational legal seminar on securities laws relating to blockchain, attended national and international conferences on cryptocurrency, and spoke with several experts at each event, informing himself about the industry, regulations, and potential pitfalls. Mr. Kurczodyna believed that many of the unregistered cryptocurrency offerings that had occurred throughout much of 2016 and 2017 were “illegal unregistered securities” offerings and that BlackStar could design and implement a better strategy for future capital raising using the security benefits of blockchain technology, perhaps in digital equity.

After significant study and discussions with multiple vendors and service providers in the digital currency industries, in May 2018 BlackStar retained Solidgreen Software, LLC, d/b/a Artuova (“Artuova”) to design a technological plan and an overall estimated cost of implementation of an equity trading platform (agreement attached hereto as Exhibit 10.4). BlackStar is currently building the referenced digital equity trading platform in order to trade BlackStar shares as registered Digital Shares, only if the particular securities are free-trading. BlackStar Digital Equity are an encrypted representation of fungible shares of common stock. All common stockholders of BlackStar are treated identically with respect to rights and privileges, no matter the form of share held, whether digital or paper. The common stock class of securities is a single class.

We contracted the services of Dr. David Gnabasik, a computer scientist contractor of Artuova and a former employee of Colorado Parks and Wildlife, who has demonstrated a working blockchain project for managing licenses for Parks and Wildlife state agencies. Mr. Mathew Baldwin, a principal of Artuova, created the software for the BDTP TM to work with Dr. Gnabasik’s blockchain design. The software demonstrates the concept of trading shares for cash using blockchain technology. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database.

Description – The Company intends that BDTP TM will be a tool for trading securities within the existing FINRA and SEC regulated brokerage ecosystem, addressing many of the regulatory issues by operating within the existing confines of the system. Customers will continue to use brokerage accounts and broker dealers, and the transfer agent will continue to maintain the shareholder records. All custodial duties remain the same, as BDTP TM will pass encrypted customer and account information and buy/sell orders to relevant parties. As intended, the system would operate in the following manner: broker-dealers would invite customers to participate as users on the BDTP TM to buy and sell BlackStar Digital Equity; the broker-dealers comply with all FinCen and Exchange regulations, KYC and FinCen rules, submit IRS tax reports, etc.; orders, bids, and offers are entered into the BDTP TM (like a specialist’s order book) either by broker-dealers or by customers through trading software supplied by the broker-dealers; BDTP TM records all transactions; and finally, an Alternative Trading System (“ATS”) quoting digital prices and the SEC/FINRA would have complete and transparent access to the data stored in BDTP TM, offering a single data interface and consolidated history of transactions. BDTP TM seamlessly integrates with the order entry processes, priority rules, and execution procedures of the existing brokerage ecosystem. Although not a profit center, BlackStar intends to charge the broker-dealer a $0.99 cent fee per customer introduced to the platform to cover expenses, and broker-dealers may recover the fee in their ticket charge. The Company will engage further software developers as needed for blockchain implementation on the BDTP TM platform.

The Company has built the technology based upon the Quantum Ledger Database, a blockchain framework from Amazon Web Services (“AWS”), and to use the AWS Cloud for transaction data storage. BDTP TM would offer a web-based interface for trading transactions as well as an Application Programming Interface (API) that directly accesses all immutable transactions stored on BDTP TM. Using BlackStar’s concept ‘Blockchain First TM’, cash and shares of customers are recorded directly to the blockchain.

The Company currently seeks a partnership with a broker dealer or an ATS for a quoting service, similar to our current listing of our common stock with OTC Markets Group. The execution of a trade on the blockchain will be reported back to those broker dealers for clearing and settlement. Upon execution of a trade on the blockchain, the last price, volume, change and current bid-offer ladder will be disclosed to the public by the quoting service. The clearing of those digital shares will be the responsibility of the broker dealer that introduces their customer to trade on the BDTP TM blockchain.

The order flow is only transparent to the Company (or the issuer of the securities) in real time on the blockchain but can also be provided to regulators if necessary. BlackStar’s concept ‘Blockchain First TM’ enables cash and share information of customers to be recorded directly to the blockchain. The BDTP TM is a private blockchain meaning only privately appointed Certificate Holders, meaning those with specifically authorized access to the blockchain data, can access and view the blockchain: BlackStar will have access to the blockchain, and could also give regulatory agencies access to the blockchain if requested. The system records all activity using an immutable blockchain ledger hosted by Amazon’s (AWS) QLDB Blockchain. It is the Company’s expectation that these built-in characteristics eventually help renew confidence in trading shares of OTC companies.

The core platform has been designed for initial use with BlackStar common stock and is thus the BlackStar Digital Trading Platform TM. The platform contains three features: the main trading feature, an indication of interest feature for future offerings, and a corporate governance feature. The indication of interest feature, known as the ‘Internet Digital Offering TM’ or IDO TM, would record indications of interest for potential, initial or secondary future offerings proposed by the public or private company that subscribes to our customized platform. The distributive ledger technology on a blockchain would enable them to gauge interest on a first come first serve basis. This IDO TM feature, only for use in self-underwriting situations, includes a method of facilitating a public or private offering for a company on an immutable blockchain; this may consist of the subscriber company uploading a preliminary prospectus to the platform if they are interested in raising capital, collecting a list of company shareholders, and collecting a list of non-company shareholders who have met at least a minimum threshold for potential interest in investing in the company, then prioritizing potential investors meeting the set requirements by the recorded timestamp and distributing the offering materials to them at the appropriate time in compliance with existing rules and regulations, including Know Your Customer. The final feature would record corporate governance information about a public company on an immutable blockchain; this includes a method of preparing for and complying with a financial statement audit, recording general corporate matters, recording financial and accounting matters, recording tax filing matters, on the immutable blockchain at least every 30 days, wherein each recording comprises a time stamp of receipt, and wherein each recording cannot be subsequently manipulated or changed. The corporate governance and indication of interest features can be made available to regulators in real-time.

Once BDTP TM is live, the Company intends to market the platform to other publicly traded companies as a subscription service with an Issuer-specific customizable interface. This subscription service, BlackStar’s ‘Blockchain Equity Trading TM’ or BET TM, would enable each subscriber company to have access to their own trading platform, based on our core platform, where shares of their company’s common stock could be traded.

We understand that we must partner with an existing ATS and/or broker dealer to quote and clear the digital shares and trades. We intend to trade only free trading shares of BEGI on our blockchain platform, and the blockchain capability enables BlackStar to provide access to trading data to any regulators if needed.

Current Status of BDTP TM – In July 2020, the Company determined that similar products and services (although not identical to the BDTP TM concept) have needed to register for Alternative Trading System (“ATS”) status. Therefore, in lieu of expending the money and resources to become an ATS at this time, the Company is seeking to partner with an existing ATS, broker dealer, and/or clearing firm to host the BDTP TM so that it may comply with existing rules and regulations. The Company is currently evaluating its options for this next major step in the process, so that the BDTP TM may go live in accordance with existing laws and regulations. If we are unable to partner with an entity in this way, we may reevaluate whether to apply for ATS status. As of the date of this filing, the demonstration platform is complete and BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM over the next several months. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app.

In June of 2021 Blackstar and Artuova successfully completed a production ready user interface for the BDTP TM which is feature-complete. As of March 8, 2022, the core platform and its software is complete and is in the testing phase; it will remain in the testing phase until we obtain an operating partner (a broker-dealer, clearing firm, and/or

ATS). We have spoken to broker-dealers and clearing firms throughout the development process but have yet to secure a contractual relationship. We will continue to seek out this partner, have increased our efforts to reach out to various broker-dealers since completing the demonstration platform, and hope to secure an operating partner within the next three to six months. The ability to obtain a partner may be dependent on our ability to confirm that FINRA and the SEC will allow trading on our platform as described. If this is the case, the Company may alternatively seek to acquire an existing broker-dealer in order to become a FINRA-registered broker-dealer. Once we have secured a partner broker-dealer, clearing firm, or ATS for the operations of the BDTP TM and begun operating the BDTP TM, we will seek subscriber companies desiring customized platforms. At that point, we will have the ability to showcase BDTP TM’s live operations. The technical platform operations and updates will be managed by Artuova, through our oversight and direction. The software building of additional platforms for subscriber companies may take as little as 48 hours. We have not yet developed our marketing campaign to seek out these customers, but plan to do so after securing our operating partner, likely within the next six months. We anticipate our overall expansion of services into the blockchain industry within the next twelve months.

We currently have no committed source for funding our operations but have entered into convertible promissory notes to continue operations in the interim, as disclosed in our most recent quarterly report for the period ended June 30, 2021. On September 1, 2021, we entered into a convertible promissory note with Power Up Lending Group, Ltd. for $53,750 (see the Current Report on Form 8-K filed September 30, 2021 and incorporated by reference herein); on October 1, 2021, we entered into a convertible promissory note with Power Up Lending Group, Ltd. for $78,750 (see the Current Report on Form 8-K filed October 26, 2021 and incorporated by reference herein); and on October 11, 2021, we entered into a convertible promissory note with GS Capital Partners, LLC for $60,000 (see the Current Report on Form 8-K filed October 26, 2021 and incorporated by reference herein). On November 29, 2021, we entered into a convertible promissory note with Sixth Street Lending LLC for $45,750 (see the Current Report on Form 8-K filed on December 8, 2021 and incorporated by reference herein). On February 14, 2022, we entered into a convertible promissory note with Sixth Street Lending LLC for $55,750 (see the Current Report on Form 8-K filed on March 2, 2022 and incorporated by reference herein). We anticipate that we will need $500,000 over the next six months for the establishment of the partnership and to initiate platform operations; the Company had a cash balance of $464,877 as of March 8, 2022. The initiation of operations of the BDTP TM will be dependent on the exact arrangement that we enter into and the regulatory approvals that may be required (see “Regulatory Challenges” below).

Risk Management Framework – We currently have no risk management framework for addressing material risks associated with this new business strategy and our decisions will be guided by management’s judgment and experience.

Nature and Types of Services Provided – Our long-term plan for provision of services is to finance the operations of CEMC through the successful production of the BDTP TM platform and subsequent subscription of the platform’s design as a service. As a subsidiary of BlackStar, CEMC additionally intends to offer consulting and regulatory compliance services to cryptocurrency entities and blockchain entrepreneurs for securities, tax, and commodity issues. Our Company has always operated under the assumption that cryptocurrencies and tokens are “securities” and regulated under the existing law, SEC rules and other financial regulations. Due to significant experience of our management in the US securities and commodities industry, we felt that we had regulatory compliance backgrounds that could be useful in assisting with regulatory compliance for former cryptocurrency offerors and token offerors. Management believes that there may be other companies offering unregistered securities in digital form with possible violations of securities and other laws including FinCen regulation, CFTC rules, exchange rules, AML, and tax laws. The concept of CEMC as a subsidiary of BlackStar is to provide compliance services for the multitude of laws that are applicable to digital securities. Currently in the testing and completion phase, BlackStar intends to build trading platforms for subscriber companies based on the BDTP TM model and offer the platforms through a subscription service called BlackStar ‘Blockchain Equity Trading TM’(“BET TM”), generating ongoing revenue for the Company.

Neither CEMC nor BlackStar intend to underwrite these entities or entrepreneurial companies, nor do we intend to act as broker-dealers or investment companies, though we acknowledge the potential requirements to register as such or to claim exemption from registration.

Expertise and Experience – The management of BlackStar have each been involved in the securities and financial markets for well over 40 years and understand many of the intricate rules and regulations surrounding securities/commodities in general. Through CEMC, the management plans to pass on this knowledge and connect the cryptocurrency and blockchain entities with the correct industry experts. CEMC will bring in technology and/or cryptocurrency consultants when necessary to inform the design, strategy, and implementation of the planned digital equity trading platform (“BDTP TM”). Currently, Artuova software engineers Dr. David Gnabasik and Matthew Baldwin are providing the expertise needed to develop the blockchain solution for the Company. Dr. Gnabasik holds a Ph.D. in Computer Science from the University of Colorado Denver.

Regulatory Challenges – BlackStar has always recognized that crypto equities must be registered within the existing SEC regulations and guidelines. BlackStar’s aim is to develop BDTP TM, a digital share trading platform, to trade free-trading BlackStar common stock only. The regulatory challenges presented come from integration of the platform into the existing broker-dealer ecosystem , approvals/advice of and compliance with the rules and regulations of OTC Markets Group, SEC, FinCen, IRS, anti-money laundering rules, and FINRA. These rules encompass the functionality of the system, cybersecurity laws, and state and federal financial laws. Until the implementation of the BDTP TM as designed, existing shareholders of electronic shares of BlackStar common stock will be traded through the existing Market Makers system.

Our Company has examined numerous “exchanges” or “platforms” for trading and believed that they lacked essential regulatory compliance practices. This research and management’s securities and compliance background lead the Company to engage a team of software experts at Artuova to create the platform that is being designed to contain the essentials for full regulatory compliance including:

• Know-Your-Customer (KYC)

• Anti-Money Laundering (AML)

• IRS tax reporting

• SEC compliance

Our current plan for operating BDTP TM is to engage a broker-dealer, clearing firm, and/or ATS in order to meet all of the potential regulatory challenges. We do not know the full extent of approvals that may be required for a partner in order for the platform to be operational, but we intend to use the expertise of the partner to establish the required approvals. The following are some examples of regulatory challenges that we may face; any or all of these may be issues we face and depend on how we are able to bring BDTP TM to market.

Broker-Dealer: If, in the future, we were to acquire a broker-dealer in order to facilitate the BDTP TM, FINRA approval of the acquisition, in compliance with FINRA Rule 1017, will be a required first step. Additionally, we would need to identify all governmental and self-regulatory bodies (SROs) regulating the acquired broker/dealer and its affiliates (e.g. registered investment advisors, registration with the Commodity Futures Trading Commission (“CFTC”) or membership with the National Futures Association). Other issues to address in a broker-dealer acquisition may include Form BD, Forms U4 and (as applicable) U5 for registered persons, membership agreements with FINRA and other SROs, FOCUS reports, supervisory procedures and written policies, subordinated loan filings, compliance reports, correspondence with the SEC and other regulatory agencies, results of regulatory exams, foreign regulatory filings, and customer complaints. On an on-going basis, broker-dealers are subject to a comprehensive regulatory scheme aimed to ensure that they are adequately capitalized, maintain high standards of customer service, and keep fair and equitable principles of trade. The broker-dealers would be examined by the SEC, FINRA, any other membership SROs, and the state(s) in which they are registered; any violations could lead to civil or administrative proceedings, sanctions, and/or fines.

The SEC may place additional oversight focus on broker-dealers in the following areas due to the digital nature of the securities: safekeeping of funds and operations that are unique to the safety and custody of Digital Asset Securities; broker-dealers’ and any affiliated entities’ compliance with registration requirements; adequate AML procedures, controls, and documentation regarding Digital Asset Securities; disclosure and due diligence obligations related to the offering of Digital Asset Securities; review of the existence and disclosures of conflicts of interest and the compliance policies and procedures to address them (e.g. broker-dealers may operate in multiple capacities, including as trading platforms or proprietary traders of Digital Asset Securities on their own and other platforms); and review of FINRA-member broker-dealer compliance processes in connection with the evaluation, approval, and monitoring of outside business activities related to digital assets. Many of these compliance issues will remain if we partner with a broker-dealer instead of acquiring one.

Alternative Trading System: A platform that operates as an “exchange” as defined under Section 3(a)(1) of the Exchange Act and Rule 3b-16(a) thereunder must register as a national securities exchange or operate pursuant to an exemption. The SEC will examine platforms that facilitate trading in Digital Asset Securities and review whether they meet the definition of an exchange. If we need to register as an ATS or partner with one, the SEC examinations will include a review of whether an ATS that trades Digital Asset Securities is operating in compliance with Regulation ATS, including, among other things, whether the ATS has accurately and timely disclosed information on Form ATS and Form ATS-R, and has adequate safeguards and procedures to protect confidential subscriber trading information.

Volatility of Cryptocurrencies and Tax Implications – Neither BlackStar nor CEMC will be trading in, accepting loan repayments in, or making loans in cryptocurrencies; the intent was to build a platform on which to trade registered digital securities of BlackStar.

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

SERVICES

BlackStar intends to offer consulting services through Crypto Equity Management Corp., a subsidiary of BlackStar that has no operating history or assets to date. CEMC is authorized to issue 999,999,999 shares of common stock and 99,999,999 shares of preferred stock. At organization, BlackStar received 1,000 shares of common stock for formation services and is the only shareholder.

After the completion of the BDTP TM, as BlackStar focuses its merchant banking efforts on the crypto-equity and DLT industry, BlackStar intends to seek investments through joint ventures in private or public emerging commercial-stage businesses within the blockchain ecosystem. BlackStar also intends to offer consulting and compliance services to member crypto companies and blockchain entrepreneurs on securities and commodity futures.

The Company will seek targeted joint ventures in the sector, primarily focusing on distributed ledger security features and technology, and the global equity trading arena. BlackStar, through CEMC, will initially control and manage each venture into which it enters. While remaining compliant with current SEC disclosure and reporting guidelines, BlackStar is conducting an in-depth analysis into the Company’s involvement in crypto-equity and DLT related ventures. Additionally, as described above, BlackStar intends to use the BDTP TM as a model and enroll subscriber companies to use the customized platform for each company’s unique tradeable shares. If the BDTP TM is able to successfully trade BlackStar Digital Equity, the subscription model has the ability to provide the Company with ongoing revenues as more companies look to move away from the traditional broker-dealer ecosystem.

In addition to the services described above, BlackStar formed a subsidiary nonprofit company, Crypto Industry SRO, Inc., on December 31, 2017. Crypto Industry SRO is in the beginning stages of organizing membership participation in the newly-formed nonprofit. Crypto Industry SRO is planned to act as a self-regulatory membership organization for the crypto-equity industry and set guidelines and best-practice rules by which industry members would abide. BlackStar will provide management of this entity under a services contract. As of December 31, 2020, neither CEMC nor Crypto Industry SRO were operational.

BlackStar Enterprise Group intends to leverage its experience in the traditional world of public finance, including experience with securities, options, and SEC registration and compliance, into working with select organizations supporting the development and implementation of new technologies in the crypto-equity and DLT world. To facilitate this process, BlackStar plans to establish an advisory board in its subsidiary, Crypto Industry SRO, Inc., with applicable technical and practical experience.

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

CAPITAL PRESERVATION. A second investment objective is to preserve investor capital through risk management and monitoring the management of our loan portfolio. Among the risk management techniques which we expect to employ are: (i) limiting our investments in very early-stage companies, (ii) holding majority ventures interests in venture companies that have a positive cash flow; (iii) co-investing in venture companies with other professional venture capital. Many ventures will not provide any gain, and some will be complete losses. BlackStar, through CEMC, will initially control and manage each venture it enters into in the cryptocurrency and blockchain technology industry.

OUR APPROACH COMPARED TO TRADITIONAL SOURCES OF VENTURE FINANCING

Emerging companies traditionally seek financing for growth from three primary sources: small private placements, independent private venture capital funds and corporate strategic investors. Each of these sources has advantages but also notable disadvantages for the emerging company. Small Private Placements are often underfunded and untimely. Venture capital funds generally are established for a limited term and their primary goal is to maximize their financial return within a short time frame, often two years or less with severe terms for extensions or additional funding. A venture capital fund often seeks to liquidate its investment in the emerging company by encouraging either an early initial public offering or a sale. This often can jeopardize an emerging company’s chances for success especially if its business has not been fully developed or its intellectual property fully safeguarded prior to its debut into the market.

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

We believe that our advantage over a strategic investor is that our interests are more closely aligned with those of the emerging company. An initial public offering of the emerging company, our venture, often required to raise the additional capital investment necessary to fully develop a venture company’s product or technology, would also benefit us by creating repayment of our loan, and possibly in certain instances, an equity position.

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

We intend to follow the steps set forth below in our venture process:

(1) BUSINESS PLAN/ASSESSMENT. Business plan description and complete resumes of management from all entrepreneurs. Members of our management team will meet with the best of these entrepreneurs, attempting to identify key traits that have been associated with entrepreneurial success in the past, such as high energy, a must-win attitude, intellectual brilliance, high personal integrity, relevant experience, a strong work ethic, and the ability to prioritize and focus. A business plan submitted for evaluation to us should contain the following information:

•	Overview of the business concept as well as the company’s strategic focus and direction.

•	Discussion of competition including a discussion of specialized expertise, intellectual property, patents, and/or other unique advantages held by either the company or its competitors.

•	Sources and uses of cash with respect to investment capital sought.

•	Pro forma financial projections for at least the current year and two subsequent years including expected capital requirements from the time of the investment capital received through the two subsequent years.

•	Operating plan including current and projected staffing, equipment, and space requirements.

•	Discussion of minimum dollar proceeds necessary in order to implement the business plan.

•	Marketing plan.

•	Discussion of conflicts of interest with investors together with steps being taken by the venture company to mitigate such conflicts of interest and to protect against future conflicts of interest.

•	Resumes for all key officers/managers.

(2) EVALUATE POTENTIAL MARKET. We have developed relationships with consultants, who represent a valuable source of information about a target investment’s market. We will call upon these contacts as well as create new ones in the markets of each company seeking funding. As we evaluate markets, we must become confident that the company can attain a competitive market position over time.

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

(4) CHECK REFERENCES. We will require that each entrepreneur supply a list of references in order that we may get a better sense of the entrepreneur’s past experience, strengths, weaknesses, and work habits. We make it a point to get references outside of this list as well, in order to avoid only “cherry-picked references.” We believe that these checks are important to develop a more complete and accurate picture of the team.

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

Competitive Position in the Industry

We are an insignificant participant in the merchant banking industry and cannot be expected to obtain a market share even discernable percentage wise. Without a large infusion of capital, we will remain a very small participant in the industry.

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

Evolution of Modern Era Merchant Banking

Many banks entered merchant banking in the 1960s to take advantage of the economies of scope produced when private equity investing is added to other bank services, particularly commercial lending. As lenders to small and medium-sized companies, banks become knowledgeable about individual firms’ products and prospects and consequently are natural providers of direct private equity investment to these firms.

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

Then, in the mid-1990s, major commercial banks began once again focusing on venture capital, where they had substantial expertise from their previous exposure to this kind of investment. Some of these recent venture-capital investments have been spectacularly successful. For example, the Internet search engine Lycos was a 1998 investment of Chase Manhattan’s venture-capital arm.

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

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

There are a large number of companies and individuals engaged in the Merchant Banking and Finance industry; accordingly, there is a high degree of competition. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do. We are attempting to create a novel solution in the BDTP TM that we may use as a model, potentially enabling us to generate ongoing revenue that we can then use for Merchant Banking.

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

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities within the definitions and parameters which would make us subject to the “1940 Act.” In the event we engage in business activities that result in us holding investment interests in a number of entities, we might become subject to regulation under the 1940 Act. In such event, we would be required to register as an Investment Company and incur significant registration and compliance costs. Under no circumstances does the company intend to become an investment company and its activities and its financial statement ratios of assets and cash will be carefully monitored and other activities reviewed by the Board to prevent being classified or inadvertently becoming an investment company which would be subject to regulation under the Investment Company Act of 1940.

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

Governmental Regulation.

Federal Regulations.

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

NUMBER OF PERSONS EMPLOYED

As of March 21, 2022, we have no full-time employees and 2 independent consultants who act as our officers and directors, devoting approximately 30-40 hours per week.

IMPACTS OF COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of March 2020, the Company transitioned its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. The Company does not believe that there will be a material future impact to its operations and ultimately an impact to the Company’s overall revenues at this time.

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

The Company is a Delaware corporation organized for the purpose of engaging in any lawful business. The Company intends to act as a merchant bank as of the date of these financial statements. We currently trade on the OTC QB under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly-owned subsidiary, Crypto Equity Management Corp., (“CEMC”), mainly in the areas of blockchain and distributed ledger technologies (“DLT”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

Our investment strategy focuses primarily on ventures with companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy, which we refer to as "emerging growth companies." Under no circumstances does the Company intend to become an investment company and its activities and its financial statement ratios of assets and cash will be carefully monitored and other activities reviewed by its Board of Directors to prevent being classified or inadvertently becoming an investment company which would be subject to regulation under the Investment Company Act of 1940.

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

Recent Updates – The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies. The Company is currently evaluating its options for the next major step in its main feature, Blackstar’s Digital Trading Platform (“BDTP TM”), which will need to be paired with an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to quote the shares prior to implementation. To that end, the Company is exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTP TM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP TM is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM over the next several months. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. During the year ended December 31, 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. Blackstar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages of this multi-year engineering effort. In addition, during 2021, Blackstar has filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software.

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

Currently in the demonstration phase, we estimate an additional $30,000 to be expended over the next three months to finalize the integration of the digital platform into the broker-dealer eco system.

We have estimated $100,000 for each of the first three quarters of 2022 and $150,000 in the fourth quarter of 2022 for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the year ended December 31, 2021, we received funding through convertible promissory notes totaling $1,171,500 being received in net cash proceeds.

Contingent upon successfully raising funds, we intend to expend funds over the next four quarters as follows:

1st Quarter 2022	Ventures/BDTP TM	$250,000
	Operations	$100,000
2nd Quarter 2022	Ventures/BDTP TM	$250,000
	Operations	$100,000
3rd Quarter 2022	Ventures/BDTP TM	$250,000
	Operations	$100,000
4th Quarter 2022	Ventures/BDTP TM	$250,000
	Operations	$150,000

Our Budget for operations in the next year is as follows:

BDTP TM Development and Implementation	$500,000
Working Capital – Joint Ventures	$500,000
Legal, Audit and Accounting	$200,000
Fees, rent, travel and general & administrative expenses	$250,000
$1,450,000

The Company may change any or all the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have not recognized revenues from our operational activities to date.

Based on our current cash reserves of approximately $518,539 as of December 31, 2021, we estimate that we have sufficient cash for an operational budget of approximately twelve months. We intend to offer a private placement of common shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in mid-summer of 2022. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2021, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our parent company, IHG, has agreed to fund on an interim basis any shortfall in our cash reserves. We would use our funds to pay legal, accounting, office rent and general and administrative expense. We have estimated $100,000 for the first and second quarters, and $50,000 in the third and fourth quarters 2022 in operations costs, including legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the year ended December 31, 2020, we received funding through promissory notes totaling $25,000, and convertible promissory notes totaling $287,275 with $260,000 being received in net cash proceeds. In the year ended December 31, 2021, we received funding through convertible promissory notes totaling $1,224,025 with $1,171,500 being received in net cash proceeds.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2021, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated on December 17, 2007 for the purpose of engaging in any lawful business and have adopted a plan as a small and micro-cap market merchant banking company. During the period of inception through December 31, 2021, we have not recognized revenues. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative, legal and accounting, and software development and could exceed $500,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $464,877 as of March 8, 2022.

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

WE HAVE AUTHORIZED AND DESIGNATED A CLASS A PREFERRED SUPER MAJORITY VOTING CONVERTIBLE STOCK, WHICH HAVE VOTING RIGHTS OF 60% OF OUR COMMON STOCK AT ALL TIMES.

Class A Preferred Super Majority Voting Convertible Stock (the “Class A Preferred Stock”), of which 1,000,000 shares of preferred stock have been authorized for the Class A out of 10,000,000 total preferred shares authorized, and which have super majority voting rights (60%) over common stock voting at all times. At this time, all shares of the Class A Preferred Stock have been issued to International Hedge Group, Inc. which is controlled by Mr. Harris and Mr. Kurczodyna, our officers and directors.

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

We have no full-time employees which may impede our ability to carry on our business. Our officers are independent consultants who devote up to 40 hours per week to Company business. The lack of full-time employees may very well prevent the Company’s operations from being efficient, and may impair the business progress and growth, which is a risk to any investor.

THERE CAN BE NO CERTAINTY AS TO MARKET ACCEPTANCE OF THE PROPOSED BDTP TM.

The Company has no certainty as to whether the market will accept and use the idea of the BDTP TM, should it become operational, nor is there any certainty as to how the BDTP TM translates to profits for the Company. There is no assurance of market acceptance or profitability of the concept or Company. The BDTP TM is not yet functional and may never be functional.

THERE ARE ADDITIONAL RISKS TO INVESTORS HOLDING BLACKSTAR DIGITAL SHARES DUE TO THE LACK OF MARKET.

Investors holding BlackStar Digital Equity may never be able to transfer BlackStar Digital Equity on the platform, however they will be able to transfer them through traditional avenues such as Market Makers. BlackStar Digital Equity are not currently traded on the BDTP TM and may never be. The warrants for BlackStar Digital Equity outstanding are exercisable for shares of common stock, however a secondary trading market may never develop for BlackStar Digital Equity that will be distinguishable from common shares.

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

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2021, we had an accumulated deficit of $(8,149,760).

Future losses are likely to occur until we are able to receive returns on our loans and investments since we have no other sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2014 through 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Our executive officers, directors, and holders of 5% or more of our issued and outstanding common stock, including International Hedge Group, Inc., beneficially own approximately 19% of our issued and outstanding common stock, in addition to the Super Majority Voting Class A Preferred Stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Mr. Harris and Mr. Kurczodyna, the officers and directors of the Company and of our parent, International Hedge Group, Inc. (“IHG”), control approximately 7.66% of our issued and outstanding common stock and 100% of our issued and outstanding preferred shares through IHG and their own holdings and have significant influence over all actions taken by our stockholders, including the election of directors, based on the BlackStar Super Majority Voting Class A Preferred Stock held by IHG. On December 18, 2020, the IHG shareholders voted to issue 1,000,000 IHG Class A Preferred shares to Mr. Kurczodyna as compensation for services provided to IHG, giving Mr. Kurczodyna supermajority voting rights over IHG and the ability to convert the IHG Class A Preferred Stock into shares of IHG common stock at the rate of one (1) IHG Class A Preferred for two-hundred ten (210) IHG common shares. This is a significant increase to the control of IHG by Mr. Kurczodyna, which effectively means that Mr. Kurczodyna has control of BlackStar through IHG’s ownership of BlackStar Super Majority Voting Class A Preferred Stock.

Such concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

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

OUR INVESTMENT RETURNS WILL DEPEND ON THE SUCCESS OF OUR VENTURES AND, ULTIMATELY, THE ABILITIES OF THEIR KEY PERSONNEL.

Our success will depend upon the success of our ventures. Their success, in turn, will depend in large part upon the abilities of their key personnel. The day-to-day operations of our ventures will remain the responsibility of their key personnel. The loss of one or a few key managers can hinder or delay a company’s implementation of its business plan. Our ventures may not be able to attract qualified managers and personnel. Any inability to do so may negatively impact our financial picture.

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

WE ARE A REPORTING COMPANY

We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, due to the effectiveness of our Registration Statement on Form 10 under Section 12(g) which became effective on or about February 27, 2017. As a result, stockholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. As a result, we will be subject to legal and accounting expenses that private companies are not subject to and this could affect our ability to generate operating income.

WE HAVE NOT IDENTIFIED ANY OTHER VENTURES IN WHICH WE MAY INVEST IN A VENTURE.

We have only loaned money to one company, Meshworks Media Corporation, (and that loan has been assigned) and it may take time to find other ventures, none of which are identified as of the date of this filing.

OUR OTC MARKET STATUS MAY BE LOWERED FROM OTCQB TO OTCPINK.

Due to the low trading price of the common stock of the Company, we are at risk of being demoted from the OTCQB to OTCPINK for not maintaining the $0.01 bid test. The Company has sought financing through convertible promissory notes in order to develop the BDTP TM app; some of the notes have in turn been converted to common stock and then traded on the market in large quantities, lowering the bid prices. The change in status from OTCQB to Pink may make it harder to access investors and financing to continue to fund our operations.

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

BLACKSTAR DIGITAL EQUITY AND DIGITAL SHARES IN GENERAL MAY BE SUBJECT TO UNIQUE RISKS NOT ASSOCIATED WITH PAPER CERTIFICATED SHARES.

The digital form of BlackStar common stock (BlackStar Digital Equity) and digital or electronic shares in general may be subject to timing delays, electronic transfer errors, electronic systems outages, and cybersecurity threats. The intended functionality of the BlackStar Digital Trading Platform TM is to encrypt the buy/sell orders (including all transaction and customer information) placed by broker dealers and customers, in order to provide additional security and ease of access over the existing systems, but not all risks can be mitigated due to unforeseen future threats and/or disruptions, transmission errors, and electronic systems issues. Digital shares of common stock, including BlackStar Digital Equity, hold the same rights as paper certificated shares of common stock and are fungible. The difference in the two is the mode of sale or transfer; however, the transfer agent maintains records of all shareholder activity, regardless of the form. While digital shares are now commonplace, there is still risk involved with electronic transmission of information and that transmission may be compromised. The record-keeping requirements of transfer agents, broker dealers, and issuers remain unchanged with digital shares, however, the risk of error or omission cannot be ruled out.

RISK FACTORS RELATED TO

OUR PLATFORM AND BLOCKCHAIN/DISTRIBUTED LEDGER TECHNOLOGY

THE OPERABILITY OF OUR PLATFORM DEPENDS ON OUR ABILITY TO PARTNER WITH A BROKER DEALER OR AN ALTERNATIVE TRADING SYSTEM.

Our plan to operate the BlackStar Digital Trading Platform TM relies on our ability to partner with a broker dealer or an alternative trading system (“ATS”). The BDTP TM operates as an encrypted platform for the transmission of customer information, dollar amount, number of shares, and account number to be sent over a secured network to/from the broker dealer and/or customer. Whether we partner with a broker dealer or an ATS, we will rely on the partner to comply with all relevant laws, rules and regulations including, but not limited to, FINRA and/or SEC registration, the Customer Protection Rule (Rule 15c3-3 of the Securities Exchange Act of 1934, as amended), the Exchange Act requirements for books, records and financial reporting, and the Securities Investor Protection Act of 1970 (“SIPA”), as applicable. The duties of settlement, safekeeping, and reporting of customers’ assets will remain with the traditional custodians – the Broker Dealers retained by customers for their own account. The BDTP TM will provide encrypted transmission of order information, as discussed above. Once established, any disruption in our relationship with a broker dealer or ATS may cause a temporary or permanent service disruption of BDTP TM, unless and until we are able to reestablish a partnership. If we are unable at any time to establish the necessary relationship, BDTP TM may never become functional.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

We plan to rely upon trademarks, copyright and trade secret protection (and possibly also patents in the future), as well as non-disclosure agreements and invention assignment agreements with employees, consultants and third parties, to protect all confidential and proprietary information. Significant elements of our intended products and services are based on unpatented trade secrets and know-how that are not publicly disclosed. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. The security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and the recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

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

OUR INTERACTIONS WITH A BLOCKCHAIN MAY EXPOSE US TO SDN OR BLOCKED PERSONS OR CAUSE US TO VIOLATE PROVISIONS OF LAW THAT DID NOT CONTEMPLATE DISTRIBUTE LEDGER TECHNOLOGY.

If our BDTP TM becomes operational, we may be required to comply with the Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury’s sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. We anticipate that we will not to our knowledge engage in transactions with persons named on OFAC’s SDN list, as the sales of shares occurring with the use of the platform will be required to comply with existing rules and regulations applicable to the information required to transfer securities. Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NONE.

ITEM 2. PROPERTIES.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate - None

Oil and Gas Properties - None

Patents - None

Trademarks - None

Our executive offices are located in Boulder, Colorado. We do not own any real property but lease an office space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

PATENTS, TRADE NAMES, TRADEMARKS AND COPYRIGHTS

Either directly or through our subsidiaries, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services may use the intellectual property of others, including licensed software. We may occasionally license any future intellectual property to others as we deem appropriate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB under the symbol “BEGI”. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

International Hedge Group, Inc. (“IHG”), our parent company, is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the legal ability and mission to do loan-based funding of start-up and developed business ventures using its stock for private placement or public offerings. Through anti-dilutive measures, IHG now owns approximately ___% of common shares of BlackStar for the year ended December 31, 2021. IHG and BlackStar are managed and controlled by the same individuals, but IHG may seek its funding from different and as yet, undetermined sources, with funding structures of different natures. For the year ended December 31, 2019, IHG owned approximately 10% of common shares of BlackStar, but was listed on the 2019 Form 10-K as having 21.7%, which was an error and was the ownership percentage from 2018.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

Fiscal 2021	Low	High
First Quarter – ended March 31, 2021	$0.02	$0.15
Second Quarter – ended June 30, 2021	$0.02	$0.10
Third Quarter – ended September 30, 2021	$0.02	$0.05
Fourth Quarter – ended December 31, 2021	$0.01	$0.04

Fiscal 2020	Low	High
First Quarter – ended March 31, 2020	$0.01	$0.01
Second Quarter – ended June 30, 2020	$0.01	$0.13
Third Quarter – ended September 30, 2020	$0.01	$0.08
Fourth Quarter – ended December 31, 2020	$0.02	$0.06

Holders.

As of December 31, 2021, there are approximately 361 record holders of 128,689,319 shares of our common stock. The Company has also reserved out of its authorized Common Stock approximately 540,925,243 shares of Common Stock for conversion pursuant to the convertible promissory notes as of March 8, 2022.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

We have sold securities in the past 2 fiscal years without registering the securities under the Securities Act of 1933 as shown in the following summaries, including transactions occurring to the date of this filing:

2022

On February 14, 2022, BlackStar Enterprise Group, Inc. and Sixth Street Lending LLC entered into a convertible promissory note totaling $55,750 and a securities purchase agreement. The Company has initially reserved out of its authorized Common Stock one share of Common Stock for conversion, although 47,871,198 may be reserved pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on March 2, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

2021

On January 15, 2021, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $43,500 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 20,871,651 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on January 26, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On January 28, 2021, BlackStar Enterprise Group, Inc. and SE Holdings, LLC entered into a convertible promissory note totaling $220,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 44,000,000 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on February 4, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On March 31, 2021, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $103,500 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 20,535,714 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on April 8, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On April 29, 2021, BlackStar Enterprise Group, Inc. and Adar Alef, LLC entered into a convertible promissory note totaling $550,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 86,105,000 shares of Common Stock for conversion pursuant to the note. Details of the promissory note, securities purchase agreement, and transfer agent letter can be found in the Form 10-Q and exhibits filed May 17, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On May 6, 2021, the Company issued 396,040 shares of restricted common stock to Carter, Terry & Company pursuant to an engagement agreement for capital raising services dated October 17, 2019. The issuance was made in reliance upon Section 4(a)(2) of the Act and under an exemption of Rule 506(b) of Regulation D, or any other such exemptions as the transaction may qualify. Carter, Terry & Company is well known to us and our management, through pre-existing business relationships, as our current financial advisor and placement agent. Carter, Terry & Company was provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with this issuance. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

On June 23, 2021, the outstanding loans to the two individuals first entering into loans with the Company on April 24 and 29, 2019, respectively, were paid off and the Company entered into two new loans in the amounts of $10,000 $20,000, dated May 18, 2021 and due November 18, 2021 with interest at 11%. Each of the two loan holders was paid $10,000 principal (an aggregate $20,000) and aggregate accrued interest of $2,750. In addition, the two individuals were issued an aggregate 300,000 shares of the Company’s common. The Company and the holders of the notes above executed agreements in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On June 24, 2021, BlackStar Enterprise Group, Inc. issued 500,000 shares to Matthew Baldwin for services rendered and the issuance was made by us in reliance upon Section 4(a)(2) of the Act and under an exemption of Rule 506(b) of Regulation D, or any other such exemptions as the transaction may qualify. Mr. Baldwin is well known to us and our management, through pre-existing business relationships, as our long-standing contractor for software development. Mr. Baldwin was provided access to all material information, which he requested, and all information necessary to verify such information and were afforded access to our management in connection with his issuance. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

On September 1, 2021, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $53,750 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 17,348,036 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on September 30, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On October 1, 2021, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $78,750 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 23,954,227 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 26, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On October 11, 2021, BlackStar Enterprise Group, Inc. and GS Capital Partners, LLC entered into a convertible promissory note totaling $60,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 13,245,000 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 26, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

On November 29, 2021, BlackStar Enterprise Group, Inc. and Sixth Street Lending LLC entered into a convertible promissory note totaling $45,750 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 21,436,938 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on December 8, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

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

On December 4, 2020, BlackStar Enterprise Group, Inc. and GS Capital Partners, LLC. entered into a convertible promissory note totaling $55,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 28,000,000 shares of Common Stock for conversion pursuant to the note. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on December 8, 2020. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. On June 4, 2021, GS Capital Partners, LLC converted $17,500 of principal and $983 of interest and fees into 990,360 shares of common stock. On June 14, 2021, GS Capital Partners, LLC converted $22,500 of principal and $1,294 of interest and fees into 1,645,189 shares of common stock. On July 6, 2021, GS Capital Partners, LLC converted the remaining $15,000 of principal and $990 of interest and fees into 976,454 shares of common stock. At the time of filing, the note was paid in full.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2021.

ITEM 6. RESERVED.

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

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements”. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended December 31, 2021 and 2020. This MD&A should be read in conjunction with our financial statements as of December 31, 2021 and 2020. See section entitled “Forward-Looking Statements” above.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2021, we had an accumulated deficit totaling $(8,149,760). This raises substantial doubts about our ability to continue as a going concern.

Overview

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) intends to act as a merchant bank as of the date of these financial statements. We currently trade on the OTC QB under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our newly formed wholly-owned subsidiary, Crypto Equity Management Corp., (“CEMC”), mainly in the areas of blockchain and distributed ledger technologies (“DLT”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

Our investment strategy focuses primarily on ventures with companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy, which we refer to as "emerging growth companies." Under no circumstances does the Company intend to become an investment company and its activities and its financial statement ratios of assets and cash will be carefully monitored and other activities reviewed by its Board of Directors to prevent being classified or inadvertently becoming an investment company which would be subject to regulation under the Investment Company Act of 1940.

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

Recent Updates – The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies. The Company is currently evaluating its options for the next major step in its main feature, Blackstar’s Digital Trading Platform (“BDTP TM”), which will need to be paired with an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to quote the shares prior to implementation. To that end, the Company is exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTP TM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP TM is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM over the next several months. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. During the year ended December 31, 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. Blackstar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages of this multi-year engineering effort. In addition, during 2021, Blackstar has filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software.

The Company’s success will be dependent upon its ability to analyze and manage the opportunities presented and is contingent upon successfully raising funds and ultimately operationality of its digital trading platform.,

Currently in the demonstration phase, we estimate an additional $30,000 to be expended over the next three months to finalize the integration of the digital platform into the broker-dealer eco system.

Based on our current cash reserves of approximately $518,539 as of December 31, 2021, we estimate that we have sufficient cash for an operational budget of approximately twelve months. We intend to offer a private placement of common shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in mid-summer of 2022. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2021, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

We have estimated $100,000 for each of the first three quarters of 2022 and $150,000 in the fourth quarter of 2022 for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the year ended December 31, 2021, we received funding through convertible promissory notes totaling $1,171,500 being received in net cash proceeds.

Results of Operations

Net loss for the year ended December 31, 2021 was $2,183,567 as compared to $1,565,591 for the year ended December 31, 2020, an increase of $617,976. As explained below, most of the losses in those years was attributable to non-cash transactions from the issuance of convertible debt and other financings during the years.

In 2021, non-cash expenses associated with convertible debt financings were $1,127,534 as compared to $262,929 in 2020, an increase of $864,605. This increase was due to the increase issuance of convertible debt financing in 2021 and for the costs related amortization of debt issuance costs, debt discounts and interest on convertible notes. In 2020, the Company also recognized a non-cash loss on conversion of notes payable of $1,006,558. In addition, in 2021, the Company issued common stock, in lieu of cash payments, valued at $423,779 for interest and loan fees as compared to common stock issued in 2020 for interest and loan fees valued at $116,208.

General and administrative expenses in 2021 were $460,781 an increase of $401,161 from general and administrative expenses of $59,620 in 2020. In 2021, the Company incurred $411,779 in cash and stock payments for fund raising fees as compared to no costs incurred of this nature in 2020. General and administrative costs in 2021, exclusive of fees for fund raising, were $49,002 for investor relations, filing fees, transfer agent fees and overhead operational costs. Similar operational and overhead costs incurred in 2020 were $59,620.

In 2021 the Company paid management consulting fees to IHG of $344,642 as compared to $100,530 paid in 2020.

Legal and professional fees of $102,040 for the year ended December 31, 2021 increased by $31,008 from $71,032 for the year ended December 31, 2020. Fees for both 2021 and 2020 were predominately for SEC regulatory and statutory filings, fees for annual audit and quarterly reviews.

Liquidity and Capital Resources

At December 31, 2021, we had a working capital deficit of $283,054 and cash of $518,539, as compared to a working capital deficit of $44,851 and cash of $32,987 at December 31, 2020. The increase in both cash and working capital deficit was due primarily to the increase in debt funding during 2021 as compared to 2020, with all new debt issuances maturing within one year of date of issuance. The Company used new and existing fundings to maintain operating activities and complete software development and patent filings with the USPTO for its digital trading platform. During 2021, we used $559,168 of cash for operating activities; and paid $98,438 in investing activities for software development costs of $58,000 and incurred legal fees for patent costs of $71,800, of which $31,442 is included in accounts payable at December 31, 2021. In 2020, operating activities utilized cash of $257,194 and investing activities for software development was $10,000.

Substantially all of our funding has been from convertible debt financings in 2021 and 2020. The debt instruments were with non-related investment firms, carried an interest rate of 10%, matured six months to one year from date of financing and were convertible into shares of the Company’s common stock at a discount to the trading prices of the common shares of 35% to 40%. During 2021, we issued convertible debt with a face value of $1,137,750, receiving cash proceeds of $1,171,500. During 2020, we issued convertible debt with a face value of $287,275, receiving cash proceeds of $260,000. Note holders were issued 18,079,985 shares of common stock for conversion of $298,000 face value of debt and related accrued interest and fees in 2021. In 2020, note holders were issued 50,411,141 shares of common stock for conversion of $349,856 face value of debt and related accrued interest and fees. We had a net increase in liquidity from financings of $1,102,720 in 2021, and $256,930 in 2020.

While management of the Company believes that the Company will be successful in its current and planned activities, there can be no assurance that the Company will be successful in obtaining sufficient revenues from our planned operations and raise sufficient equity, debt capital or strategic relationships to sustain the operations and future business of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our raising additional equity or debt capital, and ultimately to commence revenues form or digital trading platform.

There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Availability of Additional Capital

Notwithstanding our success in raising net cash proceeds of $1,171,500 and $260,000 from convertible debt financing in 2021 and 2020, respectively, there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company feels it has sufficient capital to pay 2022 expenses and implement our platform of blockchain features in third quarter of 2022.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of December 31, 2021 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we our digital trading platform is operational. Accordingly, we must raise capital from sources other than the actual revenue from issuance of memberships in our digital trading platform.

Off-Balance Sheet Arrangements

At December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

We have no material commitments for capital expenditures within the next year, however, as operations are expanded substantial capital will be needed to pay for expansion and working capital.

We have made equity and debt offerings in order to support our growth plans, to date, and may do so in the future.

There are no commitments to provide additional funds by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow coverage of our expenses as they may be incurred. The principals of the Company have extensive investment banking backgrounds and have used their resources since the 2016 inception of their management of Blackstar.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of December 31, 2021 and 2020 and are included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACKSTAR ENTERPRISE GROUP, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blackstar Enterprise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstar Enterprise Group, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

PCAOB ID 5041

We have served as the Company's auditor since 2016

Lakewood, CO

March 28, 2022

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	2021	2020

ASSETS

Current Assets
Cash	$518,539	$32,987
Prepaid expenses	5,000	51,224

Total current assets	523,539	84,211

Intangibles	159,800	10,000

Total Assets	$683,339	$94,211

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$43,042	$29,880
Accrued payables	74,742	4,517
Advances to related parties	—	18,780
Convertible notes payable, net of discounts of $534,856 and $158,390 at December 31, 2021 and 2020	689,169	25,885
Notes payable	—	50,000

Total current liabilities	806,953	129,062

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 1,000,000 shares issued and outstanding at December 31, 2021 and 2020;	1,000	1,000
Common stock, 700,000,000 shares authorized; $0.001 par value; 128,689,319 and 101,063,806 shares issued and outstanding at December 31, 2021 and 2020;	128,689	101,063
Additional paid in capital	7,896,457	5,829,279
Accumulated deficit	(8,149,760)	(5,966,193)

Total stockholders' deficit	(123,614)	(34,851)

Total Liabilities and Stockholders' Deficit	$683,339	$94,211

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Revenue	$—	$—

Operating expenses
Legal and professional	102,040	71,032
Management consulting - related party	344,642	100,530
General and administrative	460,781	59,620

Total operating expenses	907,463	231,182

Other expense (income)
Amortization of discount on convertible notes	998,673	218,318
Amortization of convertible debt issuance costs	68,864	32,722
Loss on note payable conversions	—	1,006,558
Interest expense	208,567	76,811

Other expense (income)	1,276,104	1,334,409

Net (loss)	$(2,183,567)	$(1,565,591)

Net (loss) per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	117,171,748	64,648,686

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2021

	Common Stock		Preferred Stock
	Amount		Amount	Additional Paid	Accumulated	Stockholders'
	Shares	($0.001Par)	Shares	($0.001Par)	in Capital	Deficit	Deficit

Balances - December 31, 2019	48,003,443	$48,003	1,000,000	$1,000	$4,117,321	$(4,400,602)	$(234,278)

Adjust for shares issued directly from IHG retirement to treasury at December 31, 2019	(150,000)	(150)	—	—	150	—	—
Shares issued for conversion of notes and interest	50,411,141	50,411	—	—	1,349,712	—	1,400,123
Beneficial conversion feature of convertible notes	—	—	—	—	287,275	—	287,275
Shares issued for loan costs at $0.02 per share	550,000	550	—	—	10,450	—	11,000
Shares issued for loan costs at $0.0257 per share	199,222	199	—	—	4,921	—	5,120
Shares issued for loan costs at $0.03 per share	2,050,000	2,050	—	—	59,450	—	61,500
Net loss	—	—	—	—	—	(1,565,591)	(1,565,591)

Balances - December 31, 2020	101,063,806	101,063	1,000,000	1,000	5,829,279	(5,966,193)	(34,851)

Shares issued for conversion of notes and interest	18,079,985	18,080	—	—	295,305	—	313,385
Beneficial conversion feature of convertible notes	—	—	—	—	1,337,750	—	1,337,750
Shares issued for loan costs	300,000	300	—	—	23,700	—	24,000
Shares issued for financing fees	1,078,862	1,079	—	—	41,923	—	43,002
Shares issued for software development	500,000	500	—	—	19,500	—	20,000
Shares issued to debt holders for registration costs	7,666,666	7,667	—	—	349,000	—	(356,667)
Net loss	—	—	—	—	—	(2,183,567)	(2,183,567)

Balances - December 31, 2021	128,689,319	$128,689	1,000,000	$1,000	$7,896,457	$(8,149,760)	$(123,614)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Cash Flows From Operating Activities
Net (loss)	$(2,183,567)	$(1,565,591)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible note issue costs	68,864	32,722
Amortization of discounts on convertible notes	998,673	218,318
Amortization of interest on convertible notes	59,997	11,889
Loss on conversion of notes payable	—	1,006,558
Interest and loan fees paid in stock	423,779	116,208
Changes in operating assets and liabilities
Decrease (increase) in prepaids	46,224	(40,667)
(Decrease) in accounts payable	(18,280)	(27,512)
Increase in accrued payables	85,500	881

Cash used in operating activities	(518,810)	(247,194)

Cash Flows From Investing Activities
Software and patent costs	(98,358)	(10,000)

Cash used in investing activities	(98,358)	(10,000)

Cash Flows From Financing Activities
Proceeds from convertible notes, net of offering costs and original issue discount	1,171,500	260,000
Increase in notes payable	—	25,000
Repayments of notes payable	(50,000)	(5,000)
Repayments of advances to related party	(18,780)	(23,070)

Net cash provided by financing activities	1,102,720	256,930

Net increase (decrease) in cash	485,552	(264)

Cash, beginning of period	32,987	33,251

Cash, end of period	$518,539	$32,987

Supplemental disclosure of non-cash investing and financing activities

Beneficial conversion feature initially recorded as debt discount	$1,337,750	$287,275

Notes payable and interest converted to common stock	$313,385	$387,344

Common stock issued for software	$20,000	$—

Common stock issued for loan costs	$67,002	$77,121

Common stock issued to debt holders for registration costs	$356,667	$—

Cash paid for interest on debt	$4,400	$4,676

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007. On January 25, 2016, International Hedge Group, Inc. (“IHG”) signed an agreement to acquire a 95% interest in the Company. IHG was issued 44,400,000 shares of common stock and 1,000,000 shares of Series A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services and capital consulting to companies. IHG and BlackStar are currently managed and controlled by two individuals each of whom is a beneficial owner of an additional 9% of the Company’s common stock.

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2021 and 2020, the Company has generated no revenues and has incurred losses. As of December 31, 2021, the Company had cash of $518,539, negative working capital of $283,414 and an accumulated deficit of $8,149,760. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Cash and cash equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2021 and 2020, the Company had no deposits in excess of the FDIC insured limits.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2021 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 4 – INTANGIBLES

Intangibles at December 31, 2021 and 2020 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2021	2020

Software	$88,000	$10,000
Patents	71,800	—

	$159,800	$10,000

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

Common Stock

As of December 31, 2021 and 2020, the total number of common shares outstanding was 128,689,319 and 101,063,806, respectively. The number of shares outstanding at December 31, 2020 was reduced by 150,000 in order to reflect that shares previously reported as outstanding as of December 31, 2019, but yet to be issued by the Company were issued from the block of shares that were returned to treasury by IHG. The share quantity was deemed by management to be immaterial, and therefore no amendment of the Form 10-K filed for the year ended December 31, 2019 was required.

During the year ended December 31, 2021, the Company issued shares of its common stock as follows:

•

18,079,985 shares for conversion of $313,385 principal and interest on convertible note payable.

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

•

2,666,666 shares valued at $106,667 ($0.04 per share) to a convertible note holder. These shares have been issued as condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement. The resale registration statement was not filed in the period stipulated in the agreement with the note holder, and accordingly the $106,667 value of the shares has been charged to operations during the year ended December 31, 2021.

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

•

5,000,000 shares valued at $250,000 ($0.05 per share) to a convertible note holder. These shares were issued as condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement. The resale registration statement was not filed in the period stipulated in the agreement with the note holder, and accordingly the $250,000 value of the shares has been charged to operations during the year ended December 31, 2021.

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

NOTE 6 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exerecisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The Company recognized a warrant expense of $132,593 at the time of grant of the warrants.

A summary of warrant activity during the years ended December 31, 2020 and 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – December 31, 2019	540,000	$0.31	3.24
Exercised	—
Expired	—
Outstanding and exercisable – December 31, 2020	540,000	$0.31	2.99
Exercised	—
Expired	—
Outstanding and exercisable – December 31, 2021	540,000	$0.31	1.99

NOTE 7 – CONVERTIBLE NOTES

GS CAPITAL PARTNERS

(i) On December 4, 2020, the Company entered into a financing arrangement with GS Capital Partners LLC. The face value of the note is $55,000 at an interest rate of 10% and the maturity date is December 2, 2021. At the time of the disbursement the Company received $45,000 net cash proceeds, as there was a deduction from proceeds to the Company of $10,000 for original interest discount and placement costs. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note.

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

During the year ended December 31, 2021, GS Capital elected to convert the $55,000 principal and $2,936 of accrued and unpaid interest due on the note into 3,612,003 shares of the Company’s common stock under the conversion provision and terms of the note agreement.

(ii) On October 11, 2021, the Company entered into a financing agreement with GS Capital Partners LLC to borrow $60,000. The note matures on October 11, 2022, bears interest at 8%, with a default rate of 24%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note. The Company received net proceeds from the loan of $50,000, after legal and financing fees of $10,000.

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

NOTE 7 – CONVERTIBLE NOTES (continued)

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

In July 2021, Power Up elected to convert (in two tranches) the total principal of $43,500 due on the note, together with accrued and upaid interest thereon of $2,175, into an aggregate 3,572,791 shares of the Company’s common stock (1,304,348 shares at $0.0138 per share and 2,268,443 shares at $0.0122 per share) under the conversion provision and terms of the note agreement.

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

In October 2021, Power Up elected to convert (in three tranches) the total principal of $103,500 due on the note of March 31, 2021, together with accrued unpaid interest thereon of $5,175, into an aggregate 6,061,936 shares of the Company’s common stock (2,358,232 shares at $0.0164 per share and 3,703,704 shares at $0.0189 per share) under the conversion provision and terms of the note agreement.

NOTE 7 – CONVERTIBLE NOTES (continued)

(v) On July 26, 2021, the Company entered into a financing agreement with Power Up Lending Group Ltd. to borrow $103,750. The note matures on July 26, 2022, bears interest at 10%, with a default rate of 22%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest closing bid prices of the Company’s common stock for the previous 15 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note, and the Company has reserved 34,220,756 shares for conversion. The Company received net proceeds from the loan of $100,000, after legal and financing fees of $3,750. (See Note 12).

(vi) On July 28, 2021, the Company entered into a financing agreement with Power Up Lending Group Ltd. to borrow $78,750. The note matures on July 28, 2022, bears interest at 10%, with a default rate of 22%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest closing bid prices of the Company’s common stock for the previous 15 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note, and the Company has reserved 36,346,153 shares for conversion. The Company received net proceeds from the loan of $75,000, after legal and financing fees of $3,750. (See Note 12).

(vii) On September 1, 2021, the Company entered into a financing agreement with Power Up Lending Group Ltd. to borrow $53,750. The note matures on September 1, 2022, bears interest at 10%, with a default rate of 22%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest closing bid prices of the Company’s common stock for the previous 15 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note, and the Company has reserved 17,348,036 shares for conversion. The Company received net proceeds from the loan of $50,000, after legal and financing fees of $3,750.

(viii) On October 1, 2021, the Company entered into a financing agreement with Power Up Lending Group Ltd. to borrow $78,750. The note matures on October 1, 2022, bears interest at 10%, with a default rate of 22%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest closing bid prices of the Company’s common stock for the previous 15 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note, and the Company has reserved 23,954,227 shares for conversion. The Company received net proceeds from the loan of $75,000, after legal and financing fees of $3,750.

QUICK CAPITAL LLC

On November 23, 2020, the Company entered into a financing agreement with Quick Capital LLC to borrow $33,275 with a due date of July 16, 2021. The note bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. The conversion price is to be calculated at 60% of the 2 lowest trading prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 12,000,000 shares for conversion. Net proceeds from the loan were $25,000, after legal fees and offering costs of $8,275. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $33,275 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock As of December 31, 2021, the Company is in default on this note.

NOTE 7 – CONVERTIBLE NOTES (continued)

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

On April 29, 2021, the Company entered into a financing agreement with Adar Alef, LLC to borrow $550,000. The note bears interest at 10%, with a default rate of 24%, and is convertible at the option of the holder, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest closing bid prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 86,105,000 shares for conversion The Company received the net proceeds from the loan of $462,000, after original issue discount, legal fees and offering costs of $88,000. (See Note 12).

SIXTH STREET LENDING LLC

On November 29, 2021, the Company entered into a financing agreement with Sixth Street Lending LLC to borrow $45,750,000. The note matures on November 31, 2022, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading price of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 21,436,938 shares for conversion. Net proceeds from the loan were $42,000, after legal fees and offering costs of $3,750. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $45,750 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

NOTE 7 – CONVERTIBLE NOTES (continued)

Convertible notes payable at December 31, 2021 and December 31, 2020 are summarized as follows:

Holder	Face Amount	Interest Rate	Due Date	2021	2020

GS Capital Partners	$55,000	10%	December 2, 2021	$—	$55,000
	$60,000	8%	October 11, 2022	$60,000	$—

Power Up Lending Group	$43,000	10%	July 24, 2021	$—	$43,000
	$53,000	10%	September 24, 2021	$—	$53,000
	$43,500	10%	January 15, 2022	$—	$—
	$103,750	10%	July 26, 2022	$103,750	$—
	$78,750	10%	July 28, 2022	$78,750	$—
	$53,750	10%	September 1, 2022	$53,750	$—
	$78,750	10%	October 1, 2022	$78,750	$—

SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$—

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$550,000	$—

Sixth Street Lending LLC	$45,750	10%	November 29, 2022	$45,750	$—

Discount				$(534,856)	$(158,390)

				$689,169	$25,885

NOTE 8 – NOTES PAYABLE

On November 18, 2020, existing outstanding loans to two individuals were rolled over and extended into two new loans in the amounts of $20,000 and $30,000, due May 18, 2021 with interest at 11%. Each of the two loan holders was paid $2,500 principal (an aggregate $5,000) and aggregate accrued interest of $3,026. In addition, the two individuals were issued an aggregate 1,550,000 shares of the Company’s common stock valued at $46,500 ($0.03 per share), under the default penalty provisions of the original notes.

Effective May 18, 2021, each of the loan holders was repaid $10,000 principal and accrued interest of $1,100 and $1,650. The two notes were rolled into new loans in the amounts of $10,000 and $20,000, due November 18, 2021 with interest at 11%. In addition, the two individuals were issued an aggregate 300,000 shares of the Company’s common stock valued at $12,000 ($0.04 per share). The loans and related accrued interest were repaid in full in November 2021.

NOTE 9 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported at December 31, 2020 and 2021 is as follows:

Income tax valuation allowance

	2020	2021

Net loss before income taxes	$(1,565,591)	$(2,183,567)
Adjustments to net loss
Loss on note payable conversion	1,006,558	—
Convertible note expense	218,318	998,373
Net taxable income (loss)	(340,715)	(1,185,194)
Income tax rate	26%	26%
Income tax recovery	88,586	308,150
Valuation allowance change	(88,586)	(308,150)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets at December 31, 2020 and 2021 are as follows:

Components of deferred income tax assets

	2020	2021

Net operating loss carryforward	$1,241,372	$2,498,066

Valuation allowance	(1,241,372)	(2,498,066)

Net deferred income tax asset	$—	$—

NOTE 10 – RELATED PARTY TRANSACTIONS

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

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the years ended December 31, 2021 and 2020 the Company paid related party management fees to IHG of $344,642 and $100,530, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

During the years ended December 31, 2021 and 2020, there were no advances from related parties. In 2020, the Company repaid $23,070 to its parent company, IHG, for advances previously made. At December 31, 2020, a former officer of the Company was owed $18,780, which amount repaid in 2021.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

At December 31, 2021 and 2020, there were no legal proceedings against the Company.

NOTE 12 – SUBSEQUENT EVENTS

(i) On February 14, 2022, the Company entered into a financing agreement with Sixth Street Lending LLC to borrow $55,750. The note matures on February 14, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading price of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 47,871,198 shares for conversion. Net proceeds from the loan were $52,000, after legal fees and offering costs of $3,750.

(ii) In February and March 2022, Adar Alef LLC elected to make a partial conversion of $60,500 principal and $4,861 of accrued and unpaid interest thereon due on their note of April 29, 2021 into an aggregate 13,978,625 shares of the Company’s common stock (744,947 shares at $0.0031 per share and 6,533,678 shares at $0.006 per share) under the conversion provision and terms of the note agreement.

(iii) On February 17, 2022, Power Up Lending Group Ltd. elected to make a partial conversion of $25,000 principal due on their note of July 28, 2021 into 3,424,658 shares of the Company’s common stock at a conversion price of $0.0073 per share under the conversion provision and terms of the note agreement.

(iv) In January and February 2022, Power Up elected to convert (in five tranches) the total principal of $103,750 due on their note of July 26, 2021, together with accrued and unpaid interest thereon of $5,188, into an aggregate 12,982,155 shares of the Company’s common stock (at conversion prices of $0.0075 to $0.0088 per share) under the conversion provision and terms of the note agreement.

The Company has analyzed its operations subsequent to December 31, 2021 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Due to insufficient funds during the year ended December 31, 2021, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 8, 2022.

Name	Age	Position
John Noble Harris	74	Chief Executive Officer and Director
Joseph E. Kurczodyna	68	Chief Financial Officer and Director

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

BIOGRAPHICAL INFORMATION

John Noble Harris, Chief Executive Officer and Director

Mr. Harris began his career in the securities industry in 1971 with Newhart Cook & Co., a St. Louis based NYSE member firm. Licensed both as a broker and principal, he ultimately managed brokerage offices for several regional NASD brokerage firms. Since 1985, he has been self- employed as a business consultant and as a private investor. Mr. Harris brings to the Company experience in the public securities market. Mr. Harris served as the president of Tombstone Technologies from 2005-2010 and eventually merged the public company with Hunt Global Resources. In 2011, Mr. Harris became president of Rare Green, Inc., a private mineral exploration company. In 2014, Mr. Harris was one of the founders of International Hedge Group, Inc. (“IHG”). In 2016, IHG acquired 44,400,000 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group, Inc. As of December 31, 2021, IHG owned 4,792,702 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc.

Joseph E. Kurczodyna, Chief Financial Officer and Director

Working with various Commodity and Stock brokerage firms in Chicago and Denver Mr. Kurczodyna began his career in 1977 trading Bonds and T-Bill futures. In the 1980’s, he focused on underwriting early stage companies. As a principle with Mills Financial, a registered Broker Dealer with the SEC and NASD, he underwrote and syndicated the Western International Gold & Silver (WIGS) in 1984. In 1991, Mr. Kurczodyna purchased Mills Financial and was the firm’s President and General Principle. While leading Mills Financial, he underwrote and funded several private placements and IPO’s. In 1998, Mills was the lead underwriter for United Financial Mortgage Corp. (UFMC), which was eventually listed on the American Stock Exchange. From 2004 to 2009, Mr. Kurczodyna was the CEO of Capital Merchant Bank LLC, an independent investment banker. From 2006-2008 he acted as the CFO and Director of OnMedia International. In 2009, Mr. Kurczodyna founded Patriot Mortgage Acceptance Corp. a private mortgage company. In 2014, Mr. Kurczodyna was one of the founders of International Hedge Group Inc. (IHG). In 2016, IHG acquired 44,400,000 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc. As of December 31, 2021, IHG owned 4,792,702 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc., and Mr. Kurczodyna became the controlling shareholder of IHG by issuance of super majority voting preferred shares.

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

Our Board of Directors has adopted a policy that the Company will not seek a fund of any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

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

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the Fall of 2022 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2021, 2020, 2019, and 2018.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($) (See Footnotes)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

John Noble Harris, CEO	2021	0	0	0	0	0	0	$344,642	(4)	$344,642	(4)
	2020	0	0	0	0	0	0	$100,530	(3)	$100,530	(3)
	2019	0	0	0	0	0	0	$104,720	(2)	$104,720	(2)
	2018	0	0	0	0	0	0	$104,331	(1)	$104,331	(1)

Joseph E. Kurczodyna, CFO	2021	0	0	0	0	0	0	$344,642	(4)	$344,642	(4)
	2020	0	0	0	0	0	0	$100,530	(3)	$100,530	(3)
	2019	0	0	0	0	0	0	$104,720	(2)	$104,720	(2)
	2018	0	0	0	0	0	0	$104,331	(1)	$104,331	(1)

All Current Executive Officers	2021	0	0	0	0	0	0	$344,642	(4)	$344,642	(4)

 _____________________

(1)	Management collectively, through IHG, was paid consulting fees of $104,331 for the year ended December 31, 2018.

(2)	Management collectively, through IHG, was paid consulting fees of $104,720 for the year ended December 31, 2019.

(3)	Management collectively, through IHG, was paid consulting fees of $100,530 for the year ended December 31, 2020.

(4)	Management collectively, through IHG, was paid consulting fees of $344,642 for the year ended December 31, 2021.

Management fees as of December 31, 2021

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the year ended December 31, 2021, the Company recorded related party management fees of $344,642. Management fees are estimated to be $75,000 for the three months ended March 31, 2022.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control. Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached as Exhibit 10.1 to the Amend. No. 1 to the Form 10-K for the year ended December 31, 2017. The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agreed to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy. IHG have continued to consult for the Company and for their services, they have been paid $344,642 and $100,530 for the years ended December 31, 2021 and 2020, respectively.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for BlackStar Enterprise Group, Inc.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives’ Compensation Table" during the years ended December 31, 2021, 2020, 2019 and 2018:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John Noble Harris,	2021	0	0	0	0	0	0	$0
Director	2020	0	0	0	0	0	0	$0
	2019	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

Joseph E. Kurczodyna,	2021	0	0	0	0	0	0	$0
Director	2020	0	0	0	0	0	0	$0
	2019	0	0	0	0	0	0	$0
	2018	0	0	0	0	0	0	$0

Total	2021	0	0	0	0	0	0	$0

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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective December 1, 2016, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2021, we have granted no stock options to purchase any shares of our common stock under the Plan.

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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of March 8, 2022.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	9,119,369	5.71%	9,119,369	5.71%

Class A Preferred Convertible Stock	John Noble Harris Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	9,119,369	5.71%	9,119,369	5.71%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common shares	All Directors and Executive Officers as a Group (2 persons) Common Shares	9,119,369	5.71%	9,119,369	5.71%

	All Directors and Executive Officers as a Group (2 persons) Preferred Shares	1,000,000	100%	N/A	N/A

______________________

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 159,614,757 common shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any shares reserved under convertible notes).

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and/or controlling International Hedge Group, Inc. and deemed beneficial owners (See “Greater Than 5% Stockholders” below for Mr. Lahr’s holdings).

(4)	International Hedge Group, Inc. (“IHG”), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as each own significant IHG common shares. IHG also controls voting of the BlackStar Class A Super Majority Voting Preferred stock which votes 60% of the common at all times. Mr. Kurczodyna additionally has effective control of IHG through IHG Class A Super Majority Voting Preferred shares.

(5)	Including other affiliate companies of Mr. Harris and Mr. Kurczodyna. Mr. Harris owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (2.71%), not including ownership in IHG. Mr. Kurczodyna owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (2.71%), not including ownership in IHG. Mr. Kurczodyna additionally has effective control of IHG through IHG Class A Super Majority Voting Preferred shares.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	International Hedge Group, Inc. (4)	4,792,702	3.00%	4,792,702	3.00%

Class A Preferred Convertible Stock	International Hedge Group, Inc. (4)	1,000,000	100%	N/A	N/A

Common Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	9,119,369	5.71%	9,119,369	5.71%

Class A Preferred Convertible Stock	John Noble Harris, Chief Executive Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Todd H. Lahr, Former President and Former Director (3)(4)(6)	15,848,258	9.93%	15,848,258	9.93%

Class A Preferred Convertible Stock	Todd H. Lahr, Former President and Former Director (3)(4)(6)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	9,119,369	5.71%	9,119,369	5.71%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Total		24,501,592	15.35%	24,501,592	15.35%

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 159,614,757 shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any shares reserved under convertible notes).

(3)	Mr. Harris, Mr. Lahr and Mr. Kurczodyna are persons owning and controlling International Hedge Group, Inc. and deemed beneficial owners.

(4)	International Hedge Group, Inc. (“IHG”), Mr. Harris, Mr. Lahr and Mr. Kurczodyna are shown collectively as they jointly own IHG. IHG also controls voting of the BlackStar Class A Super Majority Voting Preferred stock which votes 60% of the common at all times. Mr. Kurczodyna additionally has effective control of IHG through IHG Class A Super Majority Voting Preferred shares.

(5)	Including other affiliate companies of Mr. Harris and Mr. Kurczodyna. Mr. Harris owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (2.71%), not including ownership in IHG. Mr. Kurczodyna owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (2.71%), not including ownership in IHG. Mr. Kurczodyna additionally has effective control of IHG through IHG Class A Super Majority Voting Preferred shares.

(6)	Resigned as an Officer and Director of BlackStar Enterprise Group, Inc. on February 8, 2017 and as an Officer and Director of International Hedge Group, Inc. on February 9, 2017.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction in past two years, nor are there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We incurred approximately $30,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2021. We incurred approximately $30,500 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2020.

During the fiscal years ended December 31, 2021 and 2020, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3(i).1	Certificate of Incorporation of NPI08, Inc. – filed December 17, 2007 [1]
3(i).2	Certificate of Amendment of BlackStar Energy Group, Inc. – name change to BlackStar Enterprise Group, Inc. filed July 14, 2016 [1]
3(i).3	Certificate of Amendment filed August 25, 2016 [1]
3(i).4	Certificate of Correction filed August 25, 2016 [1]
3(i).5	Articles of Incorporation for Crypto Equity Management Corp. [2]
3(i).6	Articles of Incorporation for Crypto Industry SRO Inc. [3]
3(i).7	Certificate of Amendment filed March 12, 2020 [6]
3(ii).1	Bylaws of BlackStar Enterprise Group, Inc. [1]
10.1	Management Consulting Agreement – BlackStar Enterprise Group, Inc. and International Hedge Group, Inc., December 1, 2017 [4]
10.2	Warrant to Purchase Digital Shares of Common Stock – BlackStar Enterprise Group, Inc. [4]
10.3	Warrant to Purchase Shares of Common Stock – Crypto Equity Management Corp. [4]
10.4	Agreement with Solidgreen Software, LLC [5]
10.5	SAFE for BlackStar Digital Equities [5]
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

____________________________

[1]	Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 000-55730 on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated December 28, 2016, as amended.
[2]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated October 10, 2017.
[3]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated March 1, 2018.
[4]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated July 3, 2018.
[5]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A-2 filed with the Securities and Exchange Commission (www.sec.gov), dated September 5, 2018.
[6]	Incorporated by reference from the exhibits included in the Company’s Form 10-K filed with the Securities and Exchange Commission (www.sec.gov), dated May 12, 2020.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.

/s/ John Noble Harris	March 30, 2022
John Noble Harris
(Chief Executive Officer/Principal Executive Officer)

/s/ Joseph E. Kurczodyna	March 30, 2022
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Noble Harris	March 30, 2022
John Noble Harris, Director

/s/ Joseph E. Kurczodyna	March 30, 2022
Joseph E. Kurczodyna, Director