Form 10-Q
period 2022-03-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2022-05-16
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2022, there were 209,818,602 shares of the registrant’s common stock, $.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$426,916	$518,539
Prepaid expenses	1,250	5,000

Total current assets	428,166	523,539

Intangibles	160,645	159,800

Total Assets	$588,811	$683,339

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$32,794	$43,042
Accrued payables	91,326	74,742
Convertible notes payable, net of discounts of $189,989
and $534,856 at March 31, 2022 and December 31, 2021	808,886	689,169

Total current liabilities	933,006	806,953

Stockholders' Equity (Deficit)
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 700,000,000 shares authorized; $0.001 par value
192,001,253 and 128,689,319 shares issued and outstanding
at March 31, 2022 and December 31, 2021	192,001	128,689
Additional paid in capital	8,129,466	7,896,457
Accumulated deficit	(8,666,662)	(8,149,760)

Total stockholders' deficit	(344,195)	(123,614)

Total Liabilities and Stockholders' Deficit	$588,811	$683,339

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	2022	2021

Operating expenses
Legal and professional	36,199	22,500
Management consulting - related party	86,613	51,142
General and administrative	13,468	55,646

Total operating expenses	136,280	129,288

Other expense (income)
Amortization of discount on convertible notes	313,923	98,582
Amortization of convertible debt issuance costs	20,328	4,433
Loss on note payable conversions		41,677
Interest expense	46,371	48,329

Other expense (income)	380,622	193,021

Net (loss)	$(516,902)	$(322,309)

Net (loss) per share - basic and diluted	$—	$—

Weighted average number of common shares
outstanding - basic and diluted	146,414,764	105,250,795

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Subject to Cancellation	Accumulated Deficit	Stockholders' Equity (Deficit)

Balances - December 31, 2021	128,689,319	$128,689	1,000,000	$1,000	$7,896,457	$—	$(8,149,760)	$(123,614)

Shares issued for conversion of notes and interest	63,311,934	63,312	—	—	233,009	—	—	296,321
Net loss	—	—	—	—	—	—	(516,902)	(516,902)

Balances - March 31, 2022	192,001,253	$192,001	1,000,000	$1,000	$8,129,466	$—	$(8,666,662)	$(344,195)

Balances - December 31, 2020	101,063,806	$101,063	1,000,000	$1,000	$5,829,279	$—	$(5,966,193)	$(34,851)

Shares issued for conversion of notes payable	2,894,231	2,895	—	—	83,932	—	—	86,827
Beneficial conversion feature of convertible note	—	—	—	—	263,500	—	—	263,500
Shares issued for loan costs	300,000	300	—	—	23,700	—	—	24,000
Shares issued for financing fees	382,822	383	—	—	10,817	—	—	11,200
Shares issued subject to cancellation	2,666,666	2,667	—	—	104,000	(106,667)	—	—
Net loss for the quarter ended March 31, 2021	—	—	—	—	—	—	(322,309)	(322,309)

Balances - March 31, 2021	107,307,525	$107,308	1,000,000	$1,000	$6,315,228	$(106,667)	$(6,288,502)	$28,367

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	2022	2021

Cash Flows From Operating Activities
Net (loss)	$(516,902)	$(322,309)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	20,328	4,433
Amortization of discounts on convertible notes	313,923	98,582
Amortization of interest on convertible notes	14,366	5,950
Loss on conversion of notes payable	—	41,677
Interest and loan fees paid in stock	—	35,200
Changes in operating assets and liabilities
Decrease in prepaids	3,750	26,331
(Decrease) in accounts payable	(10,248)	(12,200)
Increase in accrued payables	32,005	11,799

Cash used in operating activities	(142,778)	(110,537)

Cash Flows From Investing Activities
Software and patent costs	(845)	(11,000)

Cash used in investing activities	(845)	(11,000)

Cash Flows From Financing Activities
Proceeds from convertible notes, net of offering costs
and original issue discount	52,000	217,500

Net cash provided by financing activities	52,000	217,500

Net increase (decrease) in cash	(91,623)	95,963

Cash, beginning of period	518,539	32,987

Cash, end of period	$426,916	$128,950

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$296,321	$45,150

Beneficial conversion feature initially recorded as debt discount	$—	$263,500

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Crypto Equity Management Corp. and Crypto Industry SRO Inc., and were prepared from the accounts of the Company in accordance with US GAAP. All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2022 and the year ended December 31, 2021, the Company has generated no revenues and has incurred losses. As of March 31, 2022, the Company had cash of $426,916, working capital deficiency of $504,840 and an accumulated deficit of $8,666,662. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

NOTE 2 – GOING CONCERN (continued)

concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from Generally Accepted Accounting Principles (“GAAP”) separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company has elected to adopt the guidance under ASU 2020-06 for the fiscal year commencing January 1, 2022.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2022 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 4 – INTANGIBLES

Intangibles at March 31, 2022 and December 31, 2021 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2022	2021

Software	$88,000	$88,000
Patents	72,645	71,800

	$160,645	$159,800

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Common Stock

During the three months ended March 31, 2022, the Company issued shares of its common stock as follows:

●	63,311,934 shares for conversion of $296,321 principal and interest on convertible notes payable.

During the three months ended March 31, 2021, the Company issued shares of its common stock as follows:

●	2,894,231 shares for conversion of $45,150 principal and interest on convertible note payable, and recognized a loss conversion of $41,677.
●	300,000 shares valued at $24,000 ($0.08 per share) to a convertible note holder as consideration for the Company’s entering into certain third party transactions which were in default of the convertible promissory note, security purchase agreement and other related documents entered into on November 16, 2020.
●	382,822 shares valued at $11,200 ($0.029 per share) as consideration for finders fee for loans made to the Company.
●	2,666,666 shares valued at $106,667 ($0.04 per share) to a convertible note holder. These shares have been issued as condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

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

A summary of warrant activity during the three months ended March 31, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – December 31, 2021	540,000	$0.31	1.99
Exercised	—
Expired	—
Outstanding and exercisable – March 31, 2022	540,000	$0.31	1.74

NOTE 7 – CONVERTIBLE NOTES

During the three months ended March 31, 2022, the Company had the following transactions related to its convertible note financings:

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

(ii) In February and March 2022, Adar Alef LLC (“Adar Alef”) elected to make a partial conversion of $76,500 principal and $6,296 of accrued and unpaid interest thereon due on their note of April 29, 2021, in three tranches, into an aggregate 21,504,766 shares of the Company’s common stock at prices of $0.0023 to $0.0064 per share under the conversion provision and terms of the note agreement.

(iii) In January and February 2022, Power Up elected to convert, in five tranches, the total principal of $103,750 due on their note of July 26, 2021, together with accrued and upaid interest thereon of $5,188, into an aggregate 12,982,155 shares of the

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

Company’s common stock (at conversion prices of $0.0075 to $0.0088 per share) under the conversion provision and terms of the note agreement

(iv) In February and March 2022, Power Up Lending Group Ltd. (Power Up) elected to convert, in four tranches, the total principal due on their note of July 28, 2021 of $78,750 and accrued and unpaid interest thereon of $3,938 into 21,273,289 shares of the Company’s common stock at conversion prices of $0.0029 to $0.0073 per share under the conversion provision and terms of the note agreement.

(v) In March 2022, Power Up elected to make a partial conversion of $21,900 principal due on their note of September 1, 2021 into 7,551,724 shares of the Company’s common stock at a price of $0.0029 per share under the conversion provision and terms of the note agreement.

As of March 31, 2022, the Company was in default on its certain of its convertible debt obligations as follows:

●	Quick Capital LLC convertible note under the financing agreement entered into on November 23, 2020 in the principal amount of $33,275 due July 16, 2021. The Company has continued to accure interest on the note at the rate of 10% per annum.
●	SE Holdings LLC (“SE Holdings”) convertible note under the financing agreement entered into on January 26, 2021 in the principal amount of $220,000 due January 26, 2022. The Company has accured default interest on the note at the rate of 24% per annum subsequent to the due date (See Note 9).
11

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

Convertible notes payable at March 31, 2022 and December 31, 2021 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	March 31, 2022	December 31, 2021

GS Capital Partners LLC	$60,000	8%	October 11, 2022	$60,000	$60,000

Power UP Lending Group Ltd.	$103,750	10%	July 26, 2022	$—	$103,750
	$78,750	10%	July 28, 2022	$—	$78,750
	$53,750	10%	September 1, 2022	$31,850	$53,750
	$78,750	10%	October 1, 2022	$78,750	$78,750

SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$220,000

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$473,500	$550,000

Sixth Street Lending LLC	$45,750	10%	November 29, 2022	$45,750	$45,750
	$55,750	10%	February 14, 2023	$55,750	$—

Discount				$(189,989)	$(534,856)

				$808,886	$689,169

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

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the three months ended March 31, 2022 and 2021 the Company recorded related party management fees of $86,613 and $51,142, respectively.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

During the three months ended March 31, 2022 and 2021, there were no advances from related parties. At March 31, 2021, a former officer of the Company was owed $18,780, which amount was repaid during the year ended December 31, 2021.

NOTE 9 – SUBSEQUENT EVENTS

In April 2022, Power Up elected to convert, in two tranches, the remaining principal balance of $31,850 and accrued and upaid interest thereon of $2,688 due on their note of September 1, 2021 into 12,400,682 shares of the Company’s common stock at prices of $0.0024 to $0.0029 per share under the conversion provision and terms of the note agreement.

In April 2022, Quick Capital, LLC issued a notice of default on the convertible note dated November 16, 2020 and stated that the outstanding amount due on the note is $133,317.38, the default interest per annum is 24%, and that the conversion price is the lowest trading price during the delinquency period with a 50% discount.

In April and May 2022, Power Up elected to convert, in five tranches, the total principal balance of $78,750 and accrued and upaid interest thereon of $3,938 due on their note of October 1, 2021 into 40,260,417 shares of the Company’s common stock at prices of $0.0020 to $0.0024 per share under the conversion provision and terms of the note agreement.

In May 2022, GS Captial Partners LLC elected to make a partial conversion of $3,000 principal and accrued and upaid interest of $133 due on their note of October 11, 2021 into 1,898,679 shares of the Company’s common stock at a price of $0.0017 per share under the conversion provision and terms of the note agreement.

On April 29, 2022, the Company did not satisfy its obligations for final payment of outstanding principal of $473,500 and accured interest under a financing agreement entered into on April 29, 2021 with Adar Alef. Under the terms of the financing agreement, the stated interest rate of the note was 10% with default interest of 24%, and was convertible into common shares of the Company’s common stock at the option of the holder. The Company has accrued default interest of 24% on the outstanding principal amount subsequent to the due date of the note through March 31, 2022.

On April 27, 2022, the Company entered into an Amendment and Abatement Agreement (“Abatement Agreement”) with SE Holdings and Adar Alef (collectively “the Parties”) to address the Company’s default on the two outstanding convertible notes between the Parties. Under the terms of the Abatement Agreement, the Parties agreed to abate the conversion features under the notes for a period of fourty five (45) days from April 15, 2022, with the conversion features resuming no sooner than May 30, 2022. The Company has agreed to pay to Adar Alef a total of $50,000 upon execution of the Abatement Agreemet for principal, redemption penalty and accrued interest. The remaining principal and accrued interest on the both of the notes to SE Holdings and Adar Alef will be due on May 30, 2022, unless further extended under the terms of the Abatement Agreement. The notes may be extended for an additional thirty (30) days through June 30, 2022 upon an additional payment of $25,000 to Adar Alef on or before May 30, 2022.

The Company has analyzed its operations subsequent to March 31, 2022 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2022, we had an accumulated deficit of $(8,666,662) and a working capital deficiency of $504,840. This raises substantial doubts about our ability to continue as a going concern.

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

Recent Updates

The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies. The Company is currently evaluating its options for the next major step in its main feature. BlackStar’s Digital Trading Platform (“BDTP TM”) will need to be paired with an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to quote the shares prior to implementation. To that end, the Company is exploring relationships with broker-dealers and existing ATS’s and other strategies to go live with BDTP in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP TM is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM over the next several months. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. During the year ended December 31, 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. BlackStar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages of this multi-year engineering effort. Additionally, during 2021, BlackStar has filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software.

The Company’s success will be dependent upon its ability to analyze and manage the opportunities presented and is contingent upon successfully raising funds and, ultimately, the operationality of its digital trading platform.

Currently in the demonstration phase, we estimate $30,000 to be expended over the next three months. This budget will be used to finalize the integration of the digital platform into the broker-dealer ecosystem after the appropriate ATS and broker-dealer relationships are established.

Based on our current cash reserves of approximately $426,916 as of March 31, 2022, we have the cash for an operational budget of approximately twelve months. We intend to offer a private placement of common shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in mid-summer of 2022. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2021, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended March 31, 2022 compared to same period in 2021

Net loss for the three months ended March 31, 2022 was $516,902 as compared to $322,309 for the three months ended March 31, 2021, an increase of $194,593. As explained below, most of the losses in those periods was attributable to non-cash transactions from the issuance of convertible debt and other financings.

For the three months ended March 31, 2022, we had significantly higher non-operating (other) expenses, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in total other expenses of $380,622 for the three months ended March 31, 2022 as compared to $193,021 for the same period in 2021. For the three months ended March 31, 2022, the Company recognized $313,923 for amortization of discount on convertible notes, as compared to $98,582 for the three months ended March 31, 2021. During the three months ended March 31, 2021, we recognized a loss of $41,677on notes payable conversions as compared to none in the three months ended March 31, 2022. This reduction is due to a change in the Company’s accounting treatment for conversion of debt to equity. The increase in amortization of discount on convertible notes is attributable to an increase in debt conversions in 2022 as compared to 2021.

General and administrative expenses in 2022 were $13,468 a decrease of $42,178 from general and administrative expenses of $55,646 in 2021. In 2021, the Company recorded an expense of $35,200 for cash and stock payments for fund raising fees as compared to no costs incurred of this nature in 2022. General and administrative costs, exclusive of fees for fund raising, were for investor relations, filing fees, transfer agent fees and overhead operational costs which were comparable for the 2022 and 2021 quarterly periods.

In 2022, the Company paid management consulting fees to IHG of $86,613 as compared to $51,142 paid in 2021.

Legal and professional fees of $36,199 for the three months ended March 31, 2022 increased by $13,699 from $22,500 for the comparable period ended March 31, 2021. Fees for the 2022 and 2021 periods were predominately for SEC regulatory and statutory filings and audit and related fees for annual audits.

Liquidity and Capital Resources

At March 31, 2022, we had a working capital deficit of $504,840 and cash of $426,916 as compared to a working capital deficit of $283,414 and cash of $518,539, at December 31, 2021. The decrease in cash and increase in working capital deficit was due primarily to the utilization of available cash for operations and an increase in debt funding from December 31, 2021 as compared to March 31, 2022, with all new debt issuances maturing within one year from the date of issuance. The Company used new and existing fundings to maintain operating activities and complete software development and patent filings with the USPTO for its digital trading platform. During the three months ended March 31, 2022, we used $142,778 of cash for operating activities and paid $845 in investing activities for patent costs. In the comparable 2021 period, operating activities utilized cash of $110,537 and investing activities for software development and patent costs utilized cash of $11,000.

Substantially all of our funding has been from convertible debt financings in 2022 and 2021. The debt instruments were with non-related investment firms, carried an interest rate of 10%, matured six months to one year from date of financing and were convertible into shares of the Company’s common stock at a discount to the trading prices of the common shares of 35% to 40%. During three months ended March 31,2022, we issued convertible debt with a face value of $55,750, receiving cash proceeds, net of financing costs, of $52,000. During the three months ended March 31,2021, we issued convertible debt with a face value of $220,000, receiving cash proceeds, net of financing costs, of $217,500. During the three months ended March 31, 2022, convertible note holders were issued 63,311,934 shares of common stock for conversion of $296,321 face value of debt and related accrued interest and fees in 2022. In the comparable 2021 period, note holders were issued 2,894,231 shares of common stock for conversion of $86,827 face value of debt and related accrued interest and fees.

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

Availability of Additional Capital

Notwithstanding our success in raising net cash proceeds of $52,000 and $217,500 from convertible debt financing in the periods ended March 31,2022 and 2021, respectively, there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company feels it has sufficient capital to pay 2022 expenses and implement our platform of blockchain features in third quarter of 2022.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2022 and December 31, 2021, we had accumulated deficit of $8,666,662 and $8,149,760, respectively and we will require additional working capital to fund operations through 2022 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Our registered independent auditors have issued an opinion on our financial statements as of December 31, 2021 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we our digital trading platform has been approved to begin trading. There is no assurance that any revenue will be realized in the future. Accordingly, we must raise capital from sources other than the actual revenue from issuance of memberships in our digital trading platform.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes to risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2022, the Company had one unregistered sales of equity securities. Prior to the filing of this report, the Company entered into no unregistered transactions.

On February 14, 2022, the Company entered into a convertible promissory note with Sixth Street Lending LLC totaling $55,750 and a securities purchase agreement. The note matures on February 14, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading price of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 47,871,198 shares for conversion. Net proceeds from the loan were $52,000, after legal fees and offering costs of $3,750. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on February 25, 2022. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In April 2022, Quick Capital, LLC issued a notice of default on the convertible note dated November 16, 2020 and stated that the outstanding amount due on the note is $133,317.38, the default interest per annum is 24% and continues to accrue, and that the conversion price is the lowest trading price during the delinquency period with a 50% discount. As interest is accruing daily, the Company is exploring its options for resolving the default.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: May 16, 2022	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: May 16, 2022	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

