Form 10-Q
period 2022-06-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2022-08-09
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(303) 500-3210

(Registrant’s Telephone number)

______________________________

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

As of August 9, 2022, there were 285,357,307 shares of the registrant’s common stock, $.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2022 AND DECEMBER 31, 2021
	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$232,951	$518,539
Prepaid expenses	5,080	5,000

Total current assets	238,031	523,539

Intangibles	171,434	159,800

Total Assets	$409,465	$683,339

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$27,672	$43,042
Accrued payables	98,866	74,742
Convertible notes payable, net of discounts of
$77,561 and $534,856 at June 30, 2022 and December 31, 2021, respectively	770,592	689,169

Total current liabilities	897,130	806,953

Stockholders’ Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 700,000,000 shares authorized; $0.001 par value
285,357,307 and 128,689,319 shares issued and outstanding
at June 30, 2022 and December 31, 2021	285,357	128,689
Additional paid in capital	8,201,373	7,896,457
Accumulated deficit	(8,975,395)	(8,149,760)

Total stockholders’ deficit	(487,665)	(123,614)

Total Liabilities and Stockholders’ Deficit	$409,465	$683,339

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$—

Operating expenses
Legal and professional	40,426	$23,804	76,625	$46,304
Management consulting - related party	78,661	98,000	165,274	149,142
General and administrative	32,138	139,526	45,605	195,172

Total operating expenses	151,225	261,330	287,504	390,618

Other expense (income)
Amortization of discount on convertible notes	102,446	251,507	416,369	350,089
Amortization of convertible debt issuance costs	9,142	19,531	29,470	23,964
Loss on note payable conversions	—	124,745	.	166,422
Interest expense	45,920	54,807	92,292	103,136

Other expense (income)	157,508	450,590	538,131	643,611

Net (loss)	$(308,733)	$(711,920)	$(825,635)	$(1,034,229)

Net (loss) per share - basic and diluted
	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	228,836,254	113,331,275	187,649,684	109,280,076

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Subject to Cancellation	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balances - December 31, 2020	101,063,806	$101,063	1,000,000	$1,000	$5,829,279	$—	$(5,966,193)	$(34,851)

Shares issued for conversion of notes and interest	7,468,804	7,469	—	—	301,998	—	—	309,467
Beneficial conversion feature of convertible note	—	—	—	—	917,000	—	—	917,000
Shares issued for loan costs	300,000	300	—	—	23,700	—	—	24,000
Shares issued for financing fees	1,078,862	1,079	—	—	41,923	—	—	43,002
Shares issued for software development	500,000	500	—	—	19,500	—	—	20,000
Shares issued subject to cancellation	7,666,666	7,667	—	—	349,000	(356,667)	—	—
Shares issued subject to cancellation realized	—	—	—	—	—	106,667	—	106,667
Net loss	—	—	—	—	—	—	(1,034,229)	(1,034,229)

Balances - June 30, 2021	118,078,138	$118,078	1,000,000	$1,000	$7,482,400	$(250,000)	$(7,000,422)	$351,056

Balances - December 31, 2021	128,689,319	$128,689	1,000,000	$1,000	$7,896,457	$—	$(8,149,760)	$(123,614)

Shares issued for conversion of notes and interest	143,872,288	143,872	—	—	317,712	—	—	461,584
Shares issued for cashless warrant exercise	12,795,700	12,796	—	—	(12,796)	—	—	—
Net loss	—	—	—	—	—	—	(825,635)	(825,635)

Balances - June 30, 2022	285,357,307	$285,357	1,000,000	$1,000	$8,201,373	$—	$(8,975,395)	$(487,665)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Subject to Cancellation	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balances - March 31, 2021	107,307,525	$107,308	1,000,000	$1,000	$6,315,228	$(106,667)	$(6,288,502)	$28,367

Shares issued for conversion of notes and interest	4,574,573	4,574	—	—	218,066	—	—	222,640
Beneficial conversion feature of convertible note	—	—	—	—	653,500	—	—	653,500
Shares issued for loan costs	300,000	300	—	—	11,700	—	—	12,000
Shares issued for financing fees	396,040	396	—	—	19,406	—	—	19,802
Shares issued for software development	500,000	500	—	—	19,500	—	—	20,000
Shares issued subject to cancellation	5,000,000	5,000	—	—	245,000	(250,000)	—	—
Shares issued subject to cancellation realized	—	—	—	—	—	106,667	—	106,667
Net loss	—	—	—	—	—	—	(711,920)	(711,920)

Balances - June 30, 2021	118,078,138	$118,078	1,000,000	$1,000	$7,482,400	$(250,000)	$(7,000,422)	$351,056

Balances - March 31, 2022	192,001,253	$192,001	1,000,000	$1,000	$8,129,466	$—	$(8,666,662)	$(344,195)

Shares issued for conversion of notes and interest	80,560,354	80,560	—	—	84,703	—	—	165,263
Shares issued for cashless warrant exercise	12,795,700	12,796	—	—	(12,796)	—	—	—
Net loss	—	—	—	—	—	—	(308,733)	(308,733)

Balances - June 30, 2022	285,357,307	$285,357	1,000,000	$1,000	$8,201,373	$—	$(8,975,395)	$(487,665)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities
Net (loss)	$(825,635)	$(1,034,229)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	29,470	23,964
Amortization of discounts on convertible notes	416,369	350,089
Amortization of discounts on convertible note interest	18,956	21,841
Loss on conversion of notes payable	—	166,422
Interest and loan fees paid in stock	—	173,669
Changes in operating assets and liabilities
(Increase) decrease in prepaids	(80)	37,028
(Decrease) in accounts payable	(17,370)	(18,856)
Increase in accrued payables	48,458	29,070

Cash used in operating activities	(329,832)	(251,002)

Cash Flows From Investing Activities
Purchase of software	(9,634)	(36,000)

Cash used in investing activities	(9,634)	(36,000)

Cash Flows From Financing Activities
Repayments of notes payable	—	(20,000)
Payments on convertible debt	(50,122)	—
Proceeds from convertible notes, net of offering costs
and original issue discount	104,000	779,500

Net cash provided by financing activities	53,878	759,500

Net increase (decrease) in cash	(285,588)	472,498

Cash, beginning of period	518,539	32,987

Cash, end of period	$232,951	$505,485

Supplemental disclosure of non-cash investing
and financing activities

Beneficial conversion feature initially recorded as debt discount	$—	$917,000
Notes payable and interest converted to common stock	$461,584	$142,856
Common stock issued for software	$—	$20,000
Accounts payable for software costs	$2,000	$—
Cashless exercise of common stock warrant	$29,430	$—

Cash paid for interest on debt	$4,829	$2,750

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2022

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Crypto Equity Management Corp. and Crypto Industry SRO Inc., and were prepared from the accounts of the Company in accordance with US GAAP. All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2022 and the year ended December 31, 2021, the Company has generated no revenues and has incurred losses. As of June 30, 2022, the Company had cash of $232,951, working capital deficiency of $659,099 and an accumulated deficit of $8,975,395. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2022

(Unaudited)

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

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2022 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2022

(Unaudited)

NOTE 4 – INTANGIBLES

Intangibles at June 30, 2022 and December 31, 2021 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2022	2021

Software	$90,000	$88,000
Patents	81,434	71,800

	$171,434	$159,800

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

Common Stock

During the six months ended June 30, 2022, the Company issued shares of its common stock as follows:

●	143,872,288 shares for conversion of $461,584 principal and interest on convertible notes payable.
●	12,795,700 shares for exercise of previously issued warrants at $0.0023 per share. The exercise price was revised to $0.0023 per share from $0.25 per share as per antidilution provision of the warrant agreement. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 118,800 shares of common stock.

During the six months ended June 30, 2021, the Company issued shares of its common stock as follows:

●	7,468,804 shares for conversion of $148,856 principal and interest on convertible note payable, and recognized a loss conversion of $166,422.
●	300,000 shares valued at $24,000 ($0.08 per share) to a convertible note holder as consideration for the Company’s entering into certain third party transactions which were in default of the convertible promissory note, security purchase agreement and other related documents entered into on November 16, 2020.
●	1,078,8623 shares valued at $43,002 as consideration for financing fees for loans made to the Company.
●	500,000 shares valued at $0.04 per share as partial consideration for software development costs.
●	2,666,666 shares valued at $106,667 ($0.04 per share) to a convertible note holder. These shares have been issued as condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement. The resale registration statement was not filed in the period stipulated in the agreement with the note holder, and accordingly the $106,667 value of the shares has been charged to operations as of June 30, 2021.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2022

(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

●	5,000,000 shares valued at $250,000 ($0.05 per share) to a convertible note holder. These shares have been issued as condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement.

NOTE 6 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exerecisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The $132.953 fair value of the warrants was charged to operations when issued during the year ended December 31, 2019. At June 30, 2022, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

A summary of warrant activity during the six months ended June 30, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – December 31, 2021	540,000	$0.31	1.99
Exercised	(118,800)
Expired	—
Outstanding and exercisable – June 30, 2022	421,200	$0.40	1.91

NOTE 7 – CONVERTIBLE NOTES

During the six months ended June 30, 2022, the Company had the following transactions related to its convertible note financings:

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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2022

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

(iii) In January and February 2022, Power Up elected to convert, in five tranches, the total principal of $103,750 due on their note of July 26, 2021, together with accrued and upaid interest thereon of $5,188, into an aggregate 12,982,155 shares of the Company’s common stock (at conversion prices of $0.0075 to $0.0088 per share) under the conversion provision and terms of the note agreement.

(iv) In February and March 2022, Power Up Lending Group Ltd. (Power Up) elected to convert, in four tranches, the total principal due on their note of July 28, 2021 of $78,750 and accrued and unpaid interst thereon of $3,938 into 21,273,289 shares of the Company’s common stock at conversion prices of $0.0029 to $0.0073 per share under the conversion provision and terms of the note agreement.

(v) In March and April 2022, Power Up elected to convert, in three tranches, the total principal due on their note of September 1, 2021 of $53,750 and accrued and unpaid interst thereon of $2,688, into 19,952,406 shares of the Company’s common stock at conversion prices of $0.0024 to $0.0029 per share under the conversion provision and terms of the note agreement.

(vi) On May 5, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC) to borrow $55,750. The note matures on May 5, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading price of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 43,537,683 shares for conversion. Net proceeds from the loan were $52,000, after legal fees and offering costs of $3,750.

(vii) In April and May 2022, Power Up elected to convert, in five tranches, the total principal balance of $78,750 and accrued and upaid interest thereon of $3,938 due on their note of October 1, 2021 into 40,260,417 shares of the Company’s common stock at prices of $0.0020 to $0.0024 per share under the conversion provision and terms of the note agreement.

(viii) In June 2022, Sixth Street Lending LLC elected to convert, in three tranches, the total principal of $45,750 due on their note of November 29, 2021, together with accrued and upaid interest thereon of $2,288, into an aggregate 27,899,255 shares of the Company’s common stock (at conversion prices of $0.0016 to $0.0018 per share) under the conversion provision and terms of the note agreement.

(ix) In April 2022, Quick Capital, LLC issued a notice of default on the $33,275 convertible note dated November 16, 2020 and stated that the outstanding amount due on the note is $133,317.38, the default interest per annum is 24%, and that the conversion price is the lowest trading price during the delinquency period with a 50% discount. The Company has continued to accure interest on the note at the rate of 10% per annum.

(x) On April 29, 2022, the Company did not satisfy its obligations for final payment of outstanding principal of $473,500 and accrued interest under a financing agreement entered into on April 29, 2021 with Adar Alef. Under the terms of the financing agreement, the stated interest rate of the note was 10% with default interest of 24%, and was convertible into common shares of the Company’s common stock at the option of the holder.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2022

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

(xi) On April 27, 2022, the Company entered into an Amendment and Abatement Agreement (“Abatement Agreement”) with SE Holdings and Adar Alef (collectively “the Parties”) to address the Company’s default on the two outstanding convertible notes between the Parties, consisting of the remaining $473,500 principal balance to Adar Alef and face amount $220,000 note with SE Holdings. Under the terms of the Abatement Agreement, the Parties agreed to abate the conversion features under the notes for a period of forty five (45) days from April 15, 2022, with the conversion features resuming no sooner than May 30, 2022. The Company has paid to Adar Alef a total of $50,000 upon execution of the Abatement Agreement for principal, redemption penalty and accrued interest. The remaining principal and accrued interest on the notes to SE Holdings and Adar Alef would be due on May 30, 2022. On May 25, 2022, the Abatement Agreement was extended for an additional thirty (30) days through June 30, 2022, upon an additional payment by the Company of $25,000 to Adar Alef for principal, redemption penalty and accrued interest.

Convertible notes payable at June 30, 2022 and December 31, 2021 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	June 30, 2022	December 31, 2021

GS Capital Partners LLC	$60,000	8%	October 11, 2022	$60,000	$60,000

Power UP Lending Group Ltd.	$103,750	10%	July 26, 2022	—	$103,750
	$78,750	10%	July 28, 2022	—	$78,750
	$53,750	10%	September 1, 2022	—	$53,750
	$78,750	10%	October 1, 2022	—	$78,750

SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$220,000

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$423,378	$550,000

Sixth Street Lending LLC	$45,750	10%	November 29, 2022	—	$45,750
	$55,750	10%	February 14, 2023	$55,750	—

1800 Diagonal Lending LLC	$55,750	10%	May 5, 2023	$55,750	—

Discount				$(77,561)	$(534,856)

				$770,592	$689,169

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2022

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

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the six months ended June 30, 2022 and 2021 the Company recorded related party management fees of $165,274 and $149,142, respectively.

During the six months ended June 30, 2022 and 2021, there were no advances from related parties. At June 30, 2021, a former officer of the Company was owed $18,780, which amount was repaid during the year ended December 31, 2021.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2022, the Abatement Agreement was extended for an additional thirty (30) days through July 31, 2022, upon an additional payment by the Company of $25,000 to Adar Alef for principal, redemption penalty and accrued interest.

On July 8, 2022, the majority shareholder of BlackStar Enterprise Group, Inc. submitted written consent to the resolution to increase the authorized common stock from 700,000,000 to 2,000,000,000, with an effective date of the Amendment to the Articles of Incorporation of August 5, 2022. Following the increase in authorized shares proposed by the Company’s Board of Directors, we will have 2,000,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock (no change in preferred), with no changes in the shares outstanding of either the common stock or preferred stock as a result of the increase.

The Company has analyzed its operations subsequent to June 30, 2022 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2022, we had an accumulated deficit of $8,975,395 and a working capital deficiency of $659,099. This raises substantial doubts about our ability to continue as a going concern.

Overview

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) intends to act as a merchant bank as of the date of these financial statements. We currently trade on the OTC Pink under the symbol “BEGI.” The Company is a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to blockchain and DLT companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in electronic fungible share-related ventures though our wholly-owned subsidiary, Crypto Equity Management Corp. (“CEMC”) formed in September 2017. CEMC is currently non-operational, inactive and has no business or clients at this time. It is intended to offer advisory services as to how to implement use of a custom platform for the client’s equity based off of the BDTP TM. CEMC has not established any anticipated time frames or key milestones for CEMC business. BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT or blockchain. BlackStar intends to facilitate funding and management of DLT-involved companies through majority controlled joint ventures through its subsidiary CEMC. BlackStar, through CEMC, intends to initially control and manage each venture. Potential ventures for both BlackStar and CEMC will be analyzed using the combined business experience of its executives, with CEMC looking to fill those venture criteria with companies in crypto-related businesses such as blockchain or DLT technologies. The Company does not intend to develop Investment Objectives or “criteria” in any manner but will rely on the acumen and experience of its executives. CEMC is currently non-operational, inactive and has no business or clients at this time. It is intended to offer advisory services as to how to implement use of a custom platform for the client’s equity based off of the BDTP TM. CEMC has not established any anticipated time frames or key milestones for CEMC business.

BlackStar is currently building a digital equity trading platform in order to trade electronic fungible common shares equal to the shares held by DTCC (DWAC). BlackStar intends to use the platform design to provide custom subscription services to other public companies. More details regarding the BDTP TM can be found in the most recent registration statement on Form S-1, as amended.

Recent Updates

The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies. The Company is currently evaluating its options for the next major step in its main feature. BlackStars Digital Trading Platform (“BDTP”) will need to be paired with an operating licensee (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to quote the shares prior to implementation. To that end, the Company is exploring licensing and contractual relationships with broker-dealers and existing ATS’s and other strategies to go live with BDTP in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP is complete and will remain in the testing phase until we obtain an operating licensee. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP over the next several months. The BDTP has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. During the year ended December 31, 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. BlackStar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages of this multi-year engineering effort. During 2021, BlackStar filed with the USPTO patent protection for its proprietary software.

The Company’s success will be dependent upon it’s ability to analyze and manage the opportunities presented and is contingent upon successfully raising funds and ultimately SEC approval of our digital trading platform.

Currently in the testing phase, we estimate $30,000 to finalize the integration of the digital platform into the broker-dealer eco system once the SEC and FINRA clears BlackStar to promote broker dealers and or exchanges. The ability to obtain a licensee may be dependent on our ability to confirm that FINRA and the SEC will allow trading on our platform as described. If this is the case, the Company may alternatively seek to acquire an existing broker-dealer in order to become a FINRA-registered broker-dealer. Once we have secured a licensee broker-dealer, clearing firm, or ATS for the operations of the BDTP TM and begun operating the BDTP TM, we will seek subscriber companies desiring customized platforms. At that point, we will have the ability to showcase BDTP TM’s live operations. The technical platform operations and updates will be managed by Artuova, through our oversight and direction. The software building of additional platforms for subscriber companies may take as little as 48 hours. We have not yet developed our marketing campaign to seek out these customers, but plan to do so after securing our operating licensee, likely within the next six months. We anticipate our overall expansion of services into the blockchain industry within the next twelve months.

Based on our current cash reserves of approximately $232,951 as of June 30, 2022, we have the cash for an operational budget of approximately six (6) months. We intend to offer a private placement of common shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in fall of 2022. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2021, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

On July 8, 2022, the majority shareholder of BlackStar Enterprise Group, Inc., CFO Joseph Kurczodyna, submitted written consent to the resolution to increase the authorized common stock from 700,000,000 to 2,000,000,000, with an effective date of the Amendment to the Articles of Incorporation of August 5, 2022. Following the increase in authorized shares proposed by the Company’s Board of Directors, we will have 2,000,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock (no change in preferred), with no changes in the shares outstanding of either the common stock or preferred stock as a result of the increase. Further information can be found in the Schedule 14C Information Statement filed on July 8, 2022. A copy of the Amendment to the Articles of Incorporation are attached hereto as Exhibit 3(i).8 and incorporated herein by reference.

Results of Operations

For the Three Months Ended June 30, 2022 compared to same period in 2021

Net loss for the three months ended June 30, 2022 was $308,733 as compared to $711,920 for the three months ended June 30, 2021, a decrease of $403,187. As explained below, a significant portion of the losses in those periods was attributable to non-cash transactions from the issuance of convertible debt and other financings.

For the three months ended June 30, 2022, we had significantly lower non-operating (other) expenses, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in total other expenses of $157,508 for the three months ended June 30, 2022 as compared to $450,590 for the same period in 2021. For the three months ended June 30, 2022, the Company recognized $102,446 for amortization of discount on convertible notes, as compared to $251,507 for the three months ended June 30, 2021. During the three months ended June 30, 2021, we recognized a loss of $124,745 on notes payable conversions as compared to none in the 2022 comparable period. This reduction is due to a change in the Company’s accounting treatment for conversion of debt to equity. The decrease in amortization of discount on convertible notes is attributable to a decrease in debt conversions in 2022 as compared to 2021.

General and administrative expenses in 2022 were $32,138 a decrease of $107,388 from general and administrative expenses of $139,526 in 2021. In 2021, the Company recorded cash and stock payments for fund raising fees as compared to no costs incurred of this nature in 2022. General and administrative costs, exclusive of fees for fund raising, were for investor relations, filing fees, transfer agent fees and overhead operational costs which were comparable for the 2022 and 2021 quarterly periods.

In 2022, the Company paid management consulting fees to IHG of $78,661 as compared to $98,000 paid in 2021.

Legal and professional fees of $40,426 for the three months ended June 30, 2022 increased by $16,622 from $23,804 for the comparable period ended June 30, 2021. In 2022, the Company incurred legal fees for filing of its Registration Statement which were not incurred in 2021. Recurring professional fees for the 2022 and 2021 periods were predominately for SEC regulatory and statutory filings and auditor and related fees for quarterly reviews and annual audits.

For the Six Months Ended June 30, 2022 compared to same period in 2021

Net loss for the six months ended June 30, 2022 was $825,635 as compared to $1,034,229 for the six months ended June 30, 2021, a decrease of $208,594. As explained below, a significant portion of the losses in those periods was attributable to non-cash transactions from the issuance of convertible debt and other financings.

Our operating expenses included $165,274 in related party management consulting fees, $76,625 in legal and professional fees, and $45,605 in general and administrative fees, for a total of $287,504 for the six months ended June 30, 2022. Higher related party management consulting fees and an increase in costs for fund raising increased the total operating expenses in the six months ended June 30, 2021 by $103,114 as compared to the six months ended June 30, 2022. Our net loss from operations was $1,034,229 for the six months ended June 30, 2021 compared to a net loss from operations of $825,635 for the same period ended June 30, 2022.

For the six months ended June 30, 2021, we had significantly higher other expenses, substantially all of which are non-cash, and were predominately due to amortization of discounts on debt issuances and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in net other expenses of $643,611 for the six months ended June 30, 2021 as compared to $538,131 for the same period in 2022. For the six months ended June 30, 2022 the Company recognized $416,369 for amortization of discount on convertible notes, as compared to $350,089 for the six months ended June 30, 2021. This increase was due to increased funding from convertible note issuances for the 2022 period as compared to the 2021 period. During the six months ended June 30, 2021, we recognized a loss of $166,422 on notes payable conversions as compared to none in the 2022 comparable period. This reduction is due to a change in the Company’s accounting treatment for conversion of debt to equity. The increase in amortization of discount on convertible notes is attributable to an increase in debt conversions in 2022 as compared to 2021.

Liquidity and Capital Resources

At June 30, 2022, we had a working capital deficit of $659,099 and cash of $232,951 as compared to a working capital deficit of $283,414 and cash of $518,539, at December 31, 2021. The decrease in cash and increase in working capital deficit was due primarily to the utilization of available cash for operations and an increase in debt funding from December 31, 2021 as compared to June 30, 2022, with all new debt issuances maturing within one year from the date of issuance. The Company used new and existing fundings to maintain operating activities and complete software development and patent filings with the USPTO for its digital trading platform. During the six months ended June 30, 2022, we used $329,832 of cash for operating activities and paid $9,634 in investing activities for patent costs. In the comparable 2021 period, operating activities utilized cash of $251,002 and investing activities for software development and patent costs utilized cash of $36,000.

Substantially all of our funding has been from convertible debt financings in 2022 and 2021. The debt instruments were with non-related investment firms, carried an interest rate of 10%, matured six months to one year from date of financing and were convertible into shares of the Company’s common stock at a discount to the trading prices of the common shares of 35% to 40%. During six months ended June 30, 2022, we issued convertible debt with a face value of $111,500, receiving cash proceeds, net of financing costs, of $104,000. During the six months ended June 30,2021, we issued convertible debt with a face value of $917,000, receiving cash proceeds, net of financing costs, of $779,500. During the six months ended June 30, 2022, convertible note holders were issued 143,872,288 shares of common stock for conversion of $461,854 face value of debt and related accrued interest in 2022. In the comparable 2021 period, note holders were issued 7,468,804 shares of common stock for conversion of $309,467 face value of debt and related accrued interest and fees.

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

Availability of Additional Capital

Notwithstanding our success in raising net cash proceeds of $104,000 and $779,500 from convertible debt financing in the six-month periods ended June 30, 2022 and 2021, respectively, there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company feels it has sufficient capital to pay 2022 expenses and implement our platform of blockchain features in third quarter of 2022.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2022 and December 31, 2021, we had accumulated deficit of $8,975,395 and $8,149,760, respectively and we will require additional working capital to fund operations through 2022 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Our registered independent auditors have issued an opinion on our financial statements as of December 31, 2021 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we obtain final SEC approval for our digital trading platform. There is no assurance that any revenue will be realized in the future. Accordingly, we must raise capital from sources other than the actual revenue from issuance of memberships in our digital trading platform.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following risk factor has been updated since previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021 to disclose current OTC Market status.

OUR OTC MARKET STATUS HAS BEEN LOWERED FROM OTCQB TO OTC PINK.

Due to the low trading price of the common stock of the Company, we have been demoted from the OTCQB to OTC PINK for not maintaining the $0.01 bid test. The Company has sought financing through convertible promissory notes in order to develop the BDTP TM app; some of the notes have in turn been converted to common stock and then traded on the market in large quantities, lowering the bid prices. The change in status from OTCQB to Pink may make it harder to access investors and financing to continue to fund our operations.

Additionally, OTC Markets has removed the “Shell Risk” label on the Company’s profile, indicating that they believe we now meet certain criteria. We believe that we are not a shell company based on our history of operations and specific software development, the label has been removed from the BEGI profile on OTC Markets. OTC Markets may choose to downgrade our profile if we do not maintain adequate proof that we are not, in fact, a shell company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended June 30, 2022, the Company had no unregistered sales of equity securities. Prior to the filing of this report, the Company entered into no unregistered transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In April 2022, Quick Capital, LLC issued a notice of default on the convertible note dated November 16, 2020 and stated that the outstanding amount due on the note is $133,317.38, the default interest per annum is 24% and continues to accrue, and that the conversion price is the lowest trading price during the delinquency period with a 50% discount. As interest is accruing daily, the Company is exploring its options for resolving the default. The Company has not yet resolved this default.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Press Release

On August 8, 2022, the Company issued a press release. A copy of the press release is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

3(i).8	Certificate of Amendment effective August 5, 2022
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated August 8, 2022
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: August 9, 2022	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: August 9, 2022	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

