Form 10-Q
period 2022-09-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2022-11-21
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 17, 2022, there were 352,797,304 shares of the registrant’s common stock, $0.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$98,662	$518,539
Prepaid expenses	1,270	5,000

Total current assets	99,932	523,539

Intangibles	223,741	159,800

Total Assets	$323,673	$683,339

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$73,068	$43,042
Accrued payables	123,513	74,742
Convertible notes payable, net of discounts of
$18,001 and $534,856 at 2022 and 2021	762,458	689,169

Total current liabilities	959,039	806,953

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 2,000,000,000 shares authorized; $0.001 par value
338,381,981 and 128,689,319 shares issued and outstanding
at September 30, 2022 and December 31, 2021	338,382	128,689
Additional paid in capital	8,214,976	7,896,457
Accumulated deficit	(9,189,724)	(8,149,760)

Total stockholders' deficit	(635,366)	(123,614)

Total Liabilities and Stockholders' Deficit	$323,673	$683,339

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$—

Operating expenses
Legal and professional	19,727	$23,572	96,352	$69,876
Management consulting - related party	70,028	93,500	235,301	242,642
General and administrative	11,434	273,777	57,040	468,950

Total operating expenses	101,189	390,849	388,693	781,468

Other expense (income)
Amortization of discount on convertible notes	56,071	306,396	472,440	656,485
Amortization of convertible debt issuance costs	6,617	22,152	36,087	46,116
Loss on note payable conversions	—	—	.	166,422
Interest expense	50,452	53,556	142,744	156,691

Other expense (income)	113,140	382,104	651,271	1,025,714

Net (loss)	$(214,329)	$(772,953)	$(1,039,964)	$(1,807,182)

Net (loss) per share - basic and diluted
	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	227,046,325	121,802,836	291,826,837	113,486,557

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Subject to Cancellation	Accumulated Deficit	Stockholders' Equity (Deficit)

Balances - June 30, 2021	118,078,138	$118,078	1,000,000	$1,000	$7,482,400	$(250,000)	$(7,000,422)	$351,056

Shares issued for conversion of notes and interest	4,549,245	4,549	—	—	57,116	—	—	61,665
Beneficial conversion feature of convertible note	—	—	—	—	236,250	—	—	236,250
Shares issued subject to cancellation realized	—	—	—	—	—	250,000	—	250,000
Net loss	—	—	—	—	—	—	(772,953)	(772,953)

Balances -September 30, 2021	122,627,383	$122,627	1,000,000	$1,000	$7,775,766	$—	$(7,773,375)	$126,018

Balances - June 30, 2022	285,357,307	$285,357	1,000,000	$1,000	$8,201,373	$—	$(8,975,395)	$(487,665)

Shares issued for conversion of notes and interest	53,024,674	53,025	—	—	13,603	—	—	66,628
Net loss	—	—	—	—	—	—	(214,329)	(214,329)

Balances -September 30, 2022	338,381,981	$338,382	1,000,000	$1,000	$8,214,976	$—	$(9,189,724)	$(635,366)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock Subject to Cancellation	Accumulated Deficit	Stockholders' Equity (Deficit)

Balances - December 31, 2020	101,063,806	$101,063	1,000,000	$1,000	$5,829,279	$—	$(5,966,193)	$(34,851)

Shares issued for conversion of notes and interest	12,018,049	12,018	—	—	359,114	—	—	371,132
Beneficial conversion feature of convertible note	—	—	—	—	1,153,250	—	—	1,153,250
Shares issued for loan costs	300,000	300	—	—	23,700	—	—	24,000
Shares issued for financing fees	1,078,862	1,079	—	—	41,923	—	—	43,002
Shares issued for software development	500,000	500	—	—	19,500	—	—	20,000
Shares issued subject to cancellation	7,666,666	7,667	—	—	349,000	(356,667)	—	—
Shares issued subject to cancellation realized	—	—	—	—	—	356,667	—	356,667
Net loss	—	—	—	—	—	—	(1,807,182)	(1,807,182)

Balances - September 30, 2021	122,627,383	$122,627	1,000,000	$1,000	$7,775,766	$—	$(7,773,375)	$126,018

Balances - December 31, 2021	128,689,319	$128,689	1,000,000	$1,000	$7,896,457	$—	$(8,149,760)	$(123,614)

Shares issued for conversion of notes and interest	196,896,962	196,897	—	—	331,315	—	—	528,212
Shares issued for cashless warrant exercise	12,795,700	12,796	—	—	(12,796)	—	—	—
Net loss	—	—	—	—	—	—	(1,039,964)	(1,039,964)

Balances - September 30, 2022	338,381,981	$338,382	1,000,000	$1,000	$8,214,976	$—	$(9,189,724)	$(635,366)

The accompanying notes are an integral part of these consolidated financial statements.
6

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	September 30, 2022	September 30, 2021
Cash Flows From Operating Activities
Net (loss)	$(1,039,964)	$(1,807,182)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	36,087	46,116
Amortization of discounts on convertible notes	472,440	656,485
Amortization of discounts on convertible note interest	19,578	41,812
Loss on conversion of notes payable	—	166,422
Interest and loan fees paid in stock	—	423,779
Changes in operating assets and liabilities
Decrease in prepaids	3,730	39,278
(Decrease) in accounts payable	(22,281)	(17,634)
Increase in accrued payables	74,133	56,655

Cash used in operating activities	(456,277)	(394,269)

Cash Flows From Investing Activities
Purchase of software	(11,634)	(45,000)

Cash used in investing activities	(11,634)	(45,000)

Cash Flows From Financing Activities
Repayments of notes payable	—	—
Payments on convertible debt	(95,966)	(20,000)
Repayments in advances from related party	—	(18,780)
Proceeds from convertible notes, net of offering costs
and original issue discount	144,000	1,004,500

Net cash provided by financing activities	48,034	965,720

Net (decrease) increase in cash	(419,877)	526,451

Cash, beginning of period	518,539	32,987

Cash, end of period	$98,662	$559,438

Supplemental disclosure of non-cash investing
and financing activities

Beneficial conversion feature initially recorded as debt discount	$—	$1,153,250
Notes payable and interest converted to common stock	$528,212	$204,741
Common stock issued for software	$—	$20,000
Common stock to be issued for loan costs	$—	$67,002
Cashless exercise of common stock warrant	$29,430	$—
Accounts payable for intangibles	$52,307	$—

Cash paid for interest on debt	$10,647	$2,750

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Crypto Equity Management Corp. and Crypto Industry SRO Inc., and were prepared from the accounts of the Company in accordance with US GAAP. All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company has generated no revenues and has incurred losses. As of September 30, 2022, the Company had cash of $98,662, working capital deficiency of $859,107 and an accumulated deficit of $9,189,724. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2022 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

NOTE 4 – INTANGIBLES

Intangibles at September 30, 2022 and December 31, 2021 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2022	2021

Software	$90,000	$88,000
Patents	133,741	71,800

	$223,741	$159,800

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

On July 8, 2022, the majority shareholder of BlackStar Enterprise Group, Inc. submitted written consent to the resolution to increase the authorized common stock from 700,000,000 to 2,000,000,000, with an effective date of the Amendment to the Articles of Incorporation of August 5, 2022. Following the increase in authorized shares proposed by the Company’s Board of Directors, the Company has 2,000,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock (no change in preferred), with no changes in the shares outstanding of either the common stock or preferred stock as a result of the increase.

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

Common Stock

During the nine months ended September 30, 2022, the Company issued shares of its common stock as follows:

●	196,896,962 shares for conversion of $528,212 principal and interest on convertible notes payable.
●	12,795,700 shares for exercise of previously issued warrants at $0.0023 per share. The exercise price was revised to $0.0023 per share from $0.25 per share as per antidilution provision of the warrant agreement. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 118,800 shares of common stock.

During the nine months ended September 30, 2021, the Company issued shares of its common stock as follows:

●	12,018,049 shares for conversion of $371,132 principal and interest on convertible note payable, and recognized a loss conversion of $166,422.
●	300,000 shares valued at $24,000 ($0.08 per share) to a convertible note holder as consideration for the Company’s entering into certain third party transactions which were in default of the convertible promissory note, security purchase agreement and other related documents entered into on November 16, 2020.
●	1,078,8623 shares valued at $43,002 as consideration for financing fees for loans made to the Company.
●	500,000 shares valued at $0.04 per share as partial consideration for software development costs.
10

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

●	2,666,666 shares valued at $106,667 ($0.04 per share) to a convertible note holder. These shares have been issued as a condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement. The resale registration statement was not filed in the period stipulated in the agreement with the note holder, and accordingly the $106,667 value of the shares has been charged to operations during the nine months ended September 30, 2021.
●	5,000,000 shares valued at $250,000 ($0.05 per share) to a convertible note holder. These shares were issued as a condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement. The resale registration statement was not filed in the period stipulated in the agreement with the note holder, and accordingly the $250,000 value of the shares has been charged to operations during the nine months ended September 30, 2021.

NOTE 6 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase of 440,000 shares of the Company’s common stock. The warrants are exercisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The $132.953 fair value of the warrants was charged to operations when issued during the year ended December 31, 2019. At September 30, 2022, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

A summary of warrant activity during the nine months ended September 30, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – December 31, 2021	540,000	$0.31	1.99
Exercised	(118,800)
Expired	(100,000)
Outstanding and exercisable – September 30, 2022	321,200	$0.25	1.57

NOTE 7 – CONVERTIBLE NOTES

During the nine months ended September 30, 2022, the Company had the following transactions related to its convertible note financings:

(i) On February 14, 2022, the Company entered into a financing agreement with Sixth Street Lending LLC to borrow $55,750. The note matures on February 14, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading prices of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

attached to this note, and the Company has reserved 47,871,198 shares for conversion. Net proceeds from the loan were $52,000, after legal fees and offering costs of $3,750.

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

(v) In March and April 2022, Power Up elected to convert, in three tranches, the total principal due on their note of September 1, 2021 of $53,750 and accrued and unpaid interest thereon of $2,688, into 19,952,406 shares of the Company’s common stock at conversion prices of $0.0024 to $0.0029 per share under the conversion provision and terms of the note agreement.

(vi) On May 5, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC) to borrow $55,750. The note matures on May 5, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading prices of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 43,537,683 shares for conversion. Net proceeds from the loan were $52,000, after legal fees and offering costs of $3,750.

(vii) In April and May 2022, Power Up elected to convert, in five tranches, the total principal balance of $78,750 and accrued and unpaid interest thereon of $3,938 due on their note of October 1, 2021 into 40,260,417 shares of the Company’s common stock at prices of $0.0020 to $0.0024 per share under the conversion provision and terms of the note agreement.

(viii) In June 2022, Sixth Street Lending LLC elected to convert, in three tranches, the total principal of $45,750 due on their note of November 29, 2021, together with accrued and unpaid interest thereon of $2,288, into an aggregate 27,899,255 shares of the Company’s common stock (at conversion prices of $0.0016 to $0.0018 per share) under the conversion provision and terms of the note agreement.

(ix) In April 2022, Quick Capital, LLC issued a notice of default on the $33,275 convertible note dated November 16, 2020 and stated that the outstanding amount due on the note is $133,317.38, the default interest per annum is 24%, and that the conversion price is the lowest trading price during the delinquency period with a 50% discount. The Company has continued to accrue interest on the note at the rate of 10% per annum.

(x) On April 29, 2022, the Company did not satisfy its obligations for final payment of outstanding principal of $473,500 and accrued interest under a financing agreement entered into on April 29, 2021 with Adar Alef. Under the terms of the financing

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

agreement, the stated interest rate of the note was 10% with default interest of 24%, and was convertible into common shares of the Company’s common stock at the option of the holder.

(xi) On April 27, 2022, the Company entered into an Amendment and Abatement Agreement (“Abatement Agreement”) with SE Holdings and Adar Alef (collectively “the Parties”) to address the Company’s default on the two outstanding convertible notes between the Parties, consisting of the remaining $473,500 principal balance to Adar Alef and face amount $220,000 note with SE Holdings. Under the terms of the Abatement Agreement, the Parties agreed to abate the conversion features under the notes for a period of forty-five (45) days from April 15, 2022, with the conversion features resuming no sooner than May 30, 2022. The Company has paid to Adar Alef a total of $50,000 upon execution of the Abatement Agreement for principal, redemption penalty and accrued interest. The remaining principal and accrued interest on the notes to SE Holdings and Adar Alef would be due on May 30, 2022. On May 25, 2022, the Abatement Agreement was extended for an additional thirty (30) days through June 30, 2022, upon an additional payment by the Company of $25,000 to Adar Alef for principal, redemption penalty and accrued interest.

In July, August and September 2022, the Company made payments to Adar Alef for additional abatements on the notes for thirty-day periods of an aggregate $70,001 for principal reduction of $45,845, accrued interest of $5,818 and redemption penalty of $18,338.

(xii) In August 2022, GS Capital Partners elected to make a partial conversion of $16,000 principal and $1,028 of accrued and unpaid interest thereon due on their note of October 11, 2021 into 14,189,591 shares of the Company’s common stock at a conversion price of $0.0012 per share under the conversion provision and terms of the note agreement.

(xiii) On August 30, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $43,750. The note matures on August 30, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading prices of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 100,000,000 shares for conversion. Net proceeds from the loan were $40,000, after legal fees and offering costs of $3,750.

(xiv) In August and September 2022, 1800 Diagonal Lending LLC elected to make a partial conversion of an aggregate $49,600 principal on their note of February 14, 2022, in three tranches, into an aggregate 38,835,083 shares of the Company’s common stock at prices of $0.0009 to $0.0017 per share under the conversion provision and terms of the note agreement.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

Convertible notes payable at September 30, 2022 and December 31, 2021 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	September 30, 2022	December 31, 2021
GS Capital Partners LLC	$60,000	8%	October 11, 2022	$44,000	$60,000

Power UP Lending Group Ltd.	$103,750	10%	July 26, 2022	$—	$103,750
	$78,750	10%	July 28, 2022	$—	$78,750
	$53,750	10%	September 1, 2022	$—	$53,750
	$78,750	10%	October 1, 2022	$—	$78,750

SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$220,000

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$377,534	$550,000

Sixth Street Lending LLC	$45,750	10%	November 29, 2022	$—	$45,750
	$55,750	10%	February 14, 2023	$6,150	$—

1800 Diagonal Lending LLC	$55,750	10%	May 5, 2023	$55,750	$—
	$43,750	10%	August 30, 2023	$43,750	$—

Discount				$(18,001)	$(534,856)

				$762,458	$689,169

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022

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

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the nine months ended September 30, 2022 and 2021 the Company recorded related party management fees of $235,301 and $242,642, respectively.

During the nine months ended September 30, 2022 and 2021, there were no advances from related parties. During the nine months ended September 30, 2021, a former officer of the Company was repaid $18,780 for advances previously made.

NOTE 9 – SUBSEQUENT EVENTS

On October 6, 2022, 1800 Diagonal Lending LLC elected to make a final conversion of $6,150 principal and $2,787.50 interest on their note of February 14, 2022 into 14,415,323 shares of the Company’s common stock at a price of $.00062 per share under the conversion provision and terms of the note agreement.

On October 31, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $55,000. The note matures on October 31, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading prices of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 423,076,923 shares for conversion. Net proceeds from the loan were $50,750, after legal fees and offering costs of $4,250.

The Company has analyzed its operations subsequent to September 30, 2022 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2022, we had an accumulated deficit of $9,189,724 and a working capital deficiency of $859,107. This raises substantial doubts about our ability to continue as a going concern.

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

BlackStar is currently developing a blockchain-based software platform (“BDTP TM”) to trade electronic fungible shares of our common stock equal to the shares held and transferred by DTCC Brokers (DWAC). Once completed, the platform design might enable us to license the technology as a Platform as a Service (“PaaS”) for other publicly traded companies, providing revenue to finance our merchant banking. The completion of our software platform depends on our ability to license it to an existing Alternative Trading System (“ATS”) or for us to possibly register as an ATS, which we do not intend to do at this time as we would prefer to license our platform to an existing ATS. The platform is not currently operational or in use by anyone. More details regarding the BDTP TM can be found in the most recent registration statement on Form S-1, as amended.

Recent Updates

The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies. The Company is currently evaluating its options for the next major step in its main feature. BlackStar’s Digital Trading Platform (“BDTP TM”) will need to be paired with an operating licensee (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to quote the shares prior to implementation. To that end, the Company is exploring licensing and contractual relationships with broker-dealers and existing ATS’s and other strategies to go live with BDTP TM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP TM is complete and will remain in the testing phase until we obtain an operating licensee. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM over the next several months. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. During the year ended December 31, 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. BlackStar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages of this multi-year engineering effort. During 2021, BlackStar filed with the USPTO patent protection for its proprietary software.

The Company’s success will be dependent upon its ability to analyze and manage the opportunities presented and is contingent upon successfully raising funds and ultimately SEC approval of our digital trading platform.

Currently in the testing phase, we estimate $30,000 to finalize the integration of the digital platform into the broker-dealer eco system once the SEC and FINRA clear BlackStar to promote broker dealers and or exchanges. The ability to obtain a licensee may be dependent on our ability to confirm that FINRA and the SEC will allow trading on our platform as described. If this is the case, the Company may alternatively seek to acquire an existing broker-dealer in order to become a FINRA-registered broker-dealer. Once we have secured a licensee broker-dealer, clearing firm, or ATS for the operations of the BDTP TM and begun operating the BDTP TM, we will seek subscriber companies desiring customized platforms. At that point, we will have the ability to showcase BDTP TM’s live operations. The technical platform operations and updates will be managed by Artuova, through our oversight and direction. The software building of additional platforms for subscriber companies may take as little as 48 hours. We have not yet developed our marketing campaign to seek out these customers, but plan to do so after securing our operating licensee, likely within the next six months. We anticipate our overall expansion of services into the blockchain industry within the next twelve months.

Based on our current cash reserves of approximately $98,662 as of September 30, 2022, we have the cash for an operational budget of approximately six (6) months. We intend to offer a private placement of common shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in winter of 2022. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2021, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended September 30, 2022 compared to same period in 2021

Net loss for the three months ended June 30, 2022 was $214,329 as compared to $772,953 for the three months ended June 30, 2021, a decrease of $558,624. As discussed below, a significant portion of the losses in those periods was attributable to non-cash transactions from the issuance of convertible debt and other financings.

For the three months ended September 30, 2022, we had significantly lower non-operating (other) expenses, substantially all of which are non-cash, predominately due to a decrease in amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in total other expenses of $113,140 for the three months ended September 30, 2022 as compared to $382,104 for the same period in 2021. For the three months ended September 30, 2022, the Company recognized $56,071 for amortization of discount on convertible notes, as compared to $306,396 for the three months ended September 30, 2021. The decrease in amortization of discount on convertible notes is attributable to a decrease in debt conversions in 2022 as compared to 2021.

General and administrative expenses in 2022 were $11,434 a decrease of $262,343 from general and administrative expenses of $273,777 in 2021. In 2021, the Company recorded cash and stock payments for fund raising fees, including the $250,000 value of common shares issued to a convertible note lender, as compared to no costs incurred of this nature in 2022. General and administrative costs, exclusive of fees for fund raising, were for investor relations, filing fees, transfer agent fees and overhead operational costs which were comparable for the 2022 and 2021 quarterly periods.

In 2022, the Company paid management consulting fees to IHG of $70,028 as compared to $93,500 paid in 2021.

Legal and professional fees of $19,727 for the three months ended September 30, 2022 decreased by $3,845 from $23,572 for the 2021 comparable period. Recurring professional fees for the 2022 and 2021 periods were predominately for SEC regulatory and statutory filings and auditor and related fees for quarterly reviews and annual audits.

For the Nine Months Ended September 30, 2022 compared to same period in 2021

Net loss for the nine months ended September 30, 2022 was $1,039,964 as compared to $1,807,182 for the nine months ended September 30, 2021, a decrease of $767,218. As discussed below, a significant portion of the losses in those periods was attributable to non-cash transactions from the issuance of convertible debt and other financings.

Our operating expenses for the nine months ended September 30, 2022 included $235,301 in related party management consulting fees, $96,352 in legal and professional fees, and $57,040 in general and administrative fees, for a total of $388,693. Total operating expenses decreased by $392,775 from the 2021 period as compared to 2022 predominately due to a decrease in general and administrative expenses, which included $411,778 for fund raising costs in 2021 as compared to no costs for fund raising incurred in the 2022 period. Legal and professional fees increased by $26,475 in 2022 for fees incurred for SEC registration and regulatory filings.

For the nine months ended September 30, 2022, we had significantly lower other expenses as compared to the comparable 2021 period. The decrease of $374,443, from $1,025,714 in 2021 to $651,271 in 2022, is substantially non-cash and predominately due to amortization of discounts on debt issuances and conversion features of the convertible promissory notes that we have used to finance our continued operations. For the nine months ended September 30, 2022 the Company recognized $472,440 for amortization of discount on convertible notes, as compared to $656,485 for the comparable 2021 period. This decrease was due to decreased funding from convertible note issuances for the 2022 period as compared to the 2021 period. During the nine months ended September 30, 2021, we recognized a loss of $166,422 on notes payable conversions as compared to none in the 2022 comparable period. This reduction is due to a change in the Company’s accounting treatment for conversion of debt to equity. The increase in amortization of discount on convertible notes is attributable to an increase in debt conversions in 2022 as compared to 2021.

Liquidity and Capital Resources

At September 30, 2022, we had a working capital deficit of $859,107 and cash of $98,662 as compared to a working capital deficit of $283,414 and cash of $518,539, at December 31, 2021. The decrease in cash and increase in working capital deficit was due primarily to the utilization of available cash for operations and an increase in debt funding from December 31, 2021 as compared to September 30, 2022, with all new debt issuances maturing within one year from the date of issuance. The Company used new and existing fundings to maintain operating activities, complete software development and patent filings with the USPTO for its digital trading platform. During the nine months ended September 30, 2022, we used $456,277 of cash for operating activities and paid $11,634 in investing activities for software development and patent costs. In the comparable 2021 period, operating activities utilized cash of $394,269 and investing activities for software development and patent costs utilized cash of $45,000.

Substantially all of our funding has been from convertible debt financings in 2022 and 2021. The debt instruments were with non-related investment firms, carried an interest rate of 10%, matured six months to one year from date of financing and were convertible into shares of the Company’s common stock at a discount to the trading prices of the common shares of 35% to 40%. During nine months ended September 30, 2022, we issued convertible debt with a face value of $155,250, receiving cash proceeds, net of financing costs, of $144,000. During the nine months ended September 30,2021, we issued convertible debt with a face value of $1,183,250, receiving cash proceeds, net of financing costs, of $1,004,500. During the nine months ended September 30, 2022, convertible note holders were issued 196,896,962 shares of common stock for conversion of $528,2123 face value of debt and related accrued interest. In the comparable 2021 period, note holders were issued 12,018,049 shares of common stock for conversion of $371,132 face value of debt and related accrued interest and fees.

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

Availability of Additional Capital

Notwithstanding our success in raising net cash proceeds of $144,000 and $1,004,500 from convertible debt financing in the nine-month periods ended September 30, 2022 and 2021, respectively, there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company feels it has sufficient capital to pay 2022 expenses and implement our platform of blockchain features in fourth quarter of 2022.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2022 and December 31, 2021, we had accumulated deficit of $9,189,724 and $8,149,760, respectively and we will require additional working capital to fund operations through 2022 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following risk factor has been updated since previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021 to disclose current OTC Market status.

THERE CAN BE NO CERTAINTY AS TO MARKET ACCEPTANCE OF THE PROPOSED BDTP TM.

The Company has no certainty as to whether the market will accept our proposed business concept and use the idea of the BDTP TM, should it become operational, nor is there any certainty as to how the BDTP TM translates to profits for the Company. There is no assurance of market acceptance or profitability of the concept or Company. The BDTP TM is not yet functional and may never be functional.

THERE ARE ADDITIONAL RISKS TO INVESTORS HOLDING BLACKSTAR DIGITAL SHARES DUE TO THE LACK OF MARKET.

Investors holding electronic fungible shares may never be able to transfer them on the platform, however they will be able to transfer them through traditional avenues such as Market Makers. Electronic fungible shares are not currently traded on the BDTP TM and may never be. The warrants for the legacy “BlackStar Digital Equity” outstanding are exercisable for shares of common stock.

BLACKSTAR DIGITAL FUNGIBLE SHARES AND DIGITAL SHARES IN GENERAL MAY BE SUBJECT TO UNIQUE RISKS NOT ASSOCIATED WITH PAPER CERTIFICATED SHARES.

The digital form of BlackStar common stock (BlackStar Electronic Fungible Shares when traded on BDTP TM) and digital or electronic shares in general may be subject to timing delays, electronic transfer errors, electronic systems outages, and cybersecurity threats. BlackStar Electronic Fungible Shares carry the same risks as electronic fungible shares from DTCC that have been DWAC and placed in Broker Dealers accounts for customers. The intended functionality of the BlackStar Digital Trading Platform TM is to encrypt the buy/sell orders (including all transaction and customer information) placed by broker dealers and customers, in order to provide additional security and ease of access over the existing systems, but not all risks can be mitigated due to unforeseen future threats and/or disruptions, transmission errors, and electronic systems issues. Electronic fungible shares of common stock, including BlackStar Electronic Fungible Shares, hold the same rights as paper certificated shares of common stock and are fungible. Digital equity would be the electronic fungible shares on account. The difference in the two is the mode of sale or transfer; however, the transfer agent maintains records of all shareholder activity, regardless of the form. While electronic fungible shares are now commonplace, there is still risk involved with electronic transmission of information and that transmission may be compromised. The record-keeping requirements of transfer agents, broker dealers, and issuers remain unchanged with electronic fungible shares, however, the risk of error or omission cannot be ruled out.

INSURANCE WILL NOT BE OBTAINED FOR OUR ELECTRONIC FUNGIBLE SHARES WHICH POSES RISKS.

We do not intend to attempt to obtain any insurance at this time for shares in electronic fungible form, so there will be no insurance for covering liability in the event of losses from the form or mode of transfer of Electronic Fungible Shares

THE OPERABILITY OF OUR PLATFORM DEPENDS ON OUR ABILITY TO ENTER INTO A LICENSE AGREEMENT WITH A BROKER DEALER OR AN ALTERNATIVE TRADING SYSTEM.

Our plan to operate the BlackStar Digital Trading Platform TM relies on our ability to enter into a license agreement with a broker dealer or an alternative trading system (“ATS”). The BDTP TM operates as an encrypted platform for the transmission of customer information, dollar amount, number of shares, and account number to be sent over a secured network to/from the broker dealer and/or customer. Whether we license the platform to a broker dealer or an ATS, we will rely on the licensee to comply with all relevant laws, rules and regulations including, but not limited to, FINRA and/or SEC registration, the Customer Protection Rule (Rule 15c3-3 of the Securities Exchange Act of 1934, as amended), the Exchange Act requirements for books, records and financial reporting, and the Securities Investor Protection Act of 1970 (“SIPA”), as applicable. The duties of settlement, safekeeping, and reporting of customers’ assets will remain with the traditional custodians – the Broker Dealers retained by customers for their own account. The BDTP TM will provide encrypted transmission of order information, as discussed above. Once established, any disruption in our relationship with a broker dealer or ATS may cause a temporary or permanent service disruption of BDTP TM, unless and until we are able to reestablish a new licensee. If we are unable at any time to establish the necessary relationship, BDTP TM may never become functional. If we are unable to license BDTP TM to an ATS in this way, we may reevaluate whether we may apply for ATS status.

THERE CURRENTLY IS A LIMITED LIQUID TRADING MARKET FOR OUR COMMON STOCK AND WE CANNOT ASSURE INVESTORS THAT A ROBUST TRADING MARKET WILL EVER DEVELOP OR BE SUSTAINED FOR OUR COMMON STOCK.

To date, there has been a limited trading market for our common stock on the OTC Pink Market. We cannot predict how liquid the market for our common stock may become. A lack of an active market may impair investor’s ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active trading market may impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using our common stock as consideration. For companies where securities are traded in the OTC Pink Market, it is generally more difficult to obtain accurate quotations, to obtain coverage for significant news events (because major media channels generally do not publish presses releases about such contingencies) and to obtain needed capital.

OUR STOCK WILL, IN ALL LIKELIHOOD, BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly traded and even more so as our shares trade on OTC Pink. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early-stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

OUR OTC MARKET STATUS HAS BEEN LOWERED FROM OTCQB TO OTC PINK.

Due to the low trading price of the common stock of the Company, we have been demoted from the OTCQB to OTC Pink for not maintaining the $0.01 bid test. The Company has sought financing through convertible promissory notes in order to develop the BDTP TM app; some of the notes have in turn been converted to common stock and then traded on the market in large quantities, lowering the bid prices. The change in status from OTCQB to OTC Pink will make it harder to access investors and financing to continue to fund our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended September 30, 2022, the Company had one unregistered sale of equity securities. Prior to the filing of this report, the Company also entered into one unregistered transaction. Additionally, for the three months ended June 30, 2022, the Company had one unregistered sale of equity securities that was disclosed in the Financial Statements and Notes thereto in the Form 10-Q, but the documents were not attached as exhibits to said Form 10-Q; details of the transaction and the documents are included below.

On May 5, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC) (“Holder”) to borrow $55,750. The note matures on May 5, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading prices of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 43,537,683 shares for conversion. Net proceeds from the loan were $52,000, after legal fees and offering costs of $3,750.

On August 30, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC (“Holder”) to borrow $43,750. The note matures on August 30, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading prices of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 100,000,000 shares for conversion. Net proceeds from the loan were $40,000, after legal fees and offering costs of $3,750.

On October 31, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC (“Holder”) to borrow $55,000. The note matures on October 31, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading prices of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 423,076,923 shares for conversion. Net proceeds from the loan were $50,750, after legal fees and offering costs of $4,250.

The following terms are applicable to all three of the above promissory notes.

Prepayment. The Company may prepay the Note in whole or in part at any time, up to 180 days after the Issue Date, by paying the principal amount to be prepaid together with premium interest thereon to the date of prepayment (120% 1-60 days; 125% 61-90 days; 130% 91-120 days; 135% 121-180 days). After 180 days from the Issue Date, the Company may submit an Optional Prepayment Notice to the Holder. Upon receipt by the Holder of the Optional Prepayment Notice post Prepayment Periods, the prepayment shall be subject to the Holder’s and the Company’s agreement with respect to the applicable Prepayment Percentage.

No Beneficial Ownership. The Holder shall not be entitled to convert any portion of the Note in excess of that portion upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Note or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained in the Note and the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock. For the purposes of the provision to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended and Regulations 13D-G thereunder. The beneficial ownership limitations on conversion as set forth may NOT be waived by the Holder.

Conversion Price. The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). “Market Price” means the average of the two (2) lowest Trading Prices (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the

Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as reasonably determined by the Borrower. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

Amounts Due in Events of Default. Upon the failure to pay principal and interest, the Note shall become immediately due and payable. Upon the failure to issue conversion shares when Holder exercises said right, or other events of default outlined in the Note, then two times (2x) the Default Amount of the Note will become due and payable immediately. Any other form of default will entitle the Holder to an immediate payment of one hundred fifty percent (150%) of the Default Amount, being the outstanding principal amount of the Note, plus accrued and unpaid interest on the unpaid principal amount of the Note, plus any default interest and any other amounts owed.

Copies of the promissory notes, securities purchase agreements, and transfer agent letters can be found attached hereto as Exhibits 10.1, 10.2, and 10.3 for May 5, 2022, Exhibits 10.4, 10.5, and 10.6 for August 30, 2022, and Exhibits 10.7, 10.8, and 10.9 for October 31, 2022. The Company and the holder executed the securities purchase agreements in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

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

10.1	Convertible Promissory Note – May 5, 2022
10.2	Securities Purchase Agreement – May 5, 2022
10.3	Transfer Agent Instruction Letter – May 5, 2022
10.4	Convertible Promissory Note – August 30, 2022
10.5	Securities Purchase Agreement – August 30, 2022
10.6	Transfer Agent Instruction Letter – August 30, 2022
10.7	Convertible Promissory Note – October 31, 2022
10.8	Securities Purchase Agreement – October 31, 2022
10.9	Transfer Agent Instruction Letter – October 31, 2022
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: November 21, 2022	By:	/s/ John Noble Harris
John Noble Harris
(Chief Executive Officer, Principal Executive
Officer)

Dated: November 21, 2022	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer, Principal Accounting
Officer)

