Form 10-K
period 2022-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2023-04-06
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

☐ Yes   ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2022, computed by reference to the price at which the common equity was last sold ($0.0023), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022), was $1,339,206.

As of March 31, 2023, there were 651,139,153 common shares, $0.001 par value, issued and outstanding.

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

DESCRIPTION OF BUSINESS

We are based in Boulder, Colorado and are engaged in Merchant Banking and Finance in the United States. Since 2018 we have also been developing a blockchain-based software platform to trade electronic fungible shares of our common stock. Once completed, the platform design might enable us to license the technology as a Platform as a Service (“PaaS”) for other publicly traded companies, providing revenue to finance our merchant banking. The completion of our software platform depends on our ability to license it to an existing Alternative Trading System (“ATS”) or for us to possibly register as an ATS, which we do not intend to do at this time as we would prefer to license our platform to an existing ATS. The platform is not currently operational or in use by anyone. We have recognized net losses of ($1,225,207) in the year ended December 31, 2022. We have relied solely on sales of our securities, convertible note financing, and private loans to fund our operations.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,235,000,000 in annual gross revenue and did not have such amount as of December 31, 2022, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,235,000,000 or (ii) we issue more than $1,235,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

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

HISTORY

Our Company, BlackStar Enterprise Group, Inc., (“BlackStar,” “we,” “our”) was originally formed on December 17, 2007 as NPI08, Inc. in the State of Delaware. Our name was changed in 2010 to BlackStar Energy Group, Inc. In August of 2016, our name was changed to BlackStar Enterprise Group, Inc.

Our Company was divested from Kingsley Capital, Inc. in a bankruptcy proceeding in 2008, in which Kingsley was the debtor. Our Company attempted to start up in the energy business in 2010 without success, resulting in losses totaling $1,819,530 over a three-year period. Our Company was inactive until 2016 when new management and capital were introduced.

Definitions

As used throughout this Report, capitalized terms used but not defined herein shall have the meanings assigned to such terms in the filing. The following terms shall have the meanings set forth below, unless the context clearly indicates otherwise:

BlackStar Digital Trading Platform TM (“BDTP TM”): a digital Electronic Fungible Shares trading platform enabling the trading of BlackStar common shares in electronic fungible form. (The BDTP TM has not been approved by any regulatory agency or broker dealer and is not currently operational.)

BlackStar Electronic Fungible Shares (“BEFS”): a digitally evidenced share, also known as an electronic share, (see “Digital Share” below) of BlackStar common stock holding the same characteristics as securities evidenced by a paper certificate which has been transmitted electronically and protected by cryptographic protocols on BDTP TM. Digital equity shares are the “electronic fungible shares” on account. Electronic Fungible Shares are the same class of common stock as, and are identical to, paper certificated and book-entry shares of common stock; BEFS merely describes the format of the share of common stock.

Blockchain: a disintermediating technology, where each transaction is cryptographically signed, and always appended to an immutable ledger, visible to all participants, and distributed across boundaries of trust. Once a ledger transaction has received a sufficient level of validation, cryptography ensures that it can never be replaced or reversed. Transactions are secure, authenticated, and verifiable.

Blockchain Equity Trading TM (“BET”): computer software platforms, including the BDTP TM, for the trading of only one SEC regulated security on an immutable blockchain, and for the analysis, monitoring, storing, and tracking of financial investments on an immutable blockchain. The Company will subscribe the platform to individual public companies for the exclusive exchange of cash for free-trading shares of one public company, creating an individual spot market.

Blockchain First TM: financial services software for managing the trading of stocks or equities on an immutable blockchain that prevents the disruption of order flow of customer trades.

Digital Shares: common shares holding the same characteristics as securities evidenced by a paper certificate but are recorded via electronic book-entry through the Deposit and Withdrawal at Custodian (“DWAC”) system in digital form and are protected by cryptographic protocols, sometimes also referred to as an electronic share, an electronic fungible share, or an electronic fungible common share in this document. Digital shares are the same class of common stock as, and are identical to, paper certificated and book-entry shares of common stock; digital share merely describes the format of the share of common stock.

Internet Digital Offering TM (“IDO TM”): financial services software for managing and hosting indications of interest for potential initial or secondary future offerings on an immutable blockchain.

CORPORATE STRUCTURE

Our corporate structure is as follows:

INTERNATIONAL HEDGE GROUP, INC. (Parent Company – a Colorado corporation)

BLACKSTAR ENTERPRISE GROUP, INC. (a Delaware corporation)

Blockchain Equity Management Corp. (a Colorado corporation)	Blockchain Equity SRO, Inc. (a Colorado non-profit corporation)

COMPANY OVERVIEW

We are based in Boulder, Colorado and are engaged in Merchant Banking and Finance in the United States. BlackStar’s venue is private early-stage companies throughout various industries that, in our judgement, exhibit a potential for sustained growth. We are a publicly traded specialized merchant banking firm, facilitating joint venture capital to early-stage revenue companies. We are actively seeking opportunity for discussion with revenue generating enterprises and emerging companies for financing. BlackStar Enterprise Group, Inc. is traded on the OTC Pink under the symbol “BEGI.”

Since 2018 we have also been developing a blockchain-based software platform to trade electronic fungible shares of our common stock. Once completed, the platform should enable us to become a Platform as a Service (“PaaS”) provider for other publicly traded companies, providing revenue to finance our merchant banking. We have recognized net losses of ($1,225,207) in the year ended December 31, 2022. We have relied solely on sales of our securities, convertible note financing, and private loans to fund our operations. The completion of our software platform depends on our ability to license it to an existing Alternative Trading System (“ATS”) or registration as an ATS.

The Company has designed and is finalizing development of a BlackStar Digital Trading Platform TM (“BDTP TM”) referenced above and anticipates completion of the platform in the next several months. The Company has designed the BDTP TM to trade electronic fungible shares of BEGI (or any other company), and intends to use the BDTP TM as proof-of-concept to other companies looking for a similar market solution. The platform can be adapted and customized to meet the needs of the particular registered issuer and a yearly subscription fee will be charged for the design and monitoring of the digital platform technology and execution; the issuer would decide who would quote and host their particular platform. This subscription income will then become the basis of our revenues. We have completed a working demonstration on Amazon Web Services Quantum Ledger Database (“QLDB”) designed to facilitate shareholder trading activity. We are in the process of finalizing the software design and are now trying to organize an arrangement with a broker-dealer, clearing firm, existing ATS, or other trading system in order to begin trading electronic fungible BEGI shares over the BDTP TM subject to approval by the SEC.

BlackStar intends to offer consulting and regulatory compliance services to companies desiring to issue electronic fungible shares and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in electronic fungible share-related ventures though our wholly-owned subsidiary, Blockchain Equity Management Corp. (“BEMC”) formed in September 2017. BEMC is currently non-operational, inactive and has no business or clients at this time. It is intended to offer advisory services as to how to implement use of a custom platform for the client’s equity based off of the BDTP TM. BEMC has not established any anticipated time frames or key milestones for BEMC business.

As to the BEMC business model, the primary factor for its development is dependent upon whether the BDTP TM achieves regulatory approval by the SEC for the platform and an ATS arrangement has been achieved and approved as necessary by the SEC.

In addition to the services described above, on December 31, 2017, BlackStar formed a subsidiary nonprofit company, Blockchain Equity SRO, Inc., formerly known as Crypto Industry SRO Inc., a self-regulatory membership organization for the digital share industry. Further details about the business plan for BEMC, the operating subsidiary of BlackStar, and Blockchain Equity SRO can be found in the section below.

The Company intends to raise additional funds in order to fund operations of the merchant bank, and to expand its services into the blockchain industry. To fund ongoing operations, we may raise funds in the future, which are not yet committed.

International Hedge Group, Inc. (“IHG”), our parent company, contracted to acquire 95% of our outstanding stock in January 2016 and closed on the purchase in summer of 2016. In lieu of the 95% of common shares originally agreed upon, IHG initially received 44,400,000 shares of common stock and 1,000,000 of Class A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the mission to engage in funding of start-up and developed business ventures using its stock for private placement or public offerings. IHG and BlackStar are currently managed and controlled by the same individual, but IHG and BlackStar may each seek funding from different and as yet, undetermined sources, with funding structures of different natures.

Our principal executive offices are located at 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303 and our office telephone number is (303) 500-3210. We maintain a website at www.blackstarenterprisegroup.com, and such website is not incorporated into or a part of this filing.

CURRENT BUSINESS – MERCHANT BANKING

Our Company, BlackStar Enterprise Group, Inc. (OTC Pink: BEGI) is a publicly traded merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date and we did not control that venture.

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

Services

As BlackStar focuses its merchant banking efforts on the DLT industry, BlackStar intends to seek investments through joint ventures in private or public emerging commercial-stage businesses within the blockchain ecosystem. BlackStar also intends to offer consulting and compliance services to member companies and blockchain entrepreneurs on securities and commodity futures.

The Company will seek targeted joint ventures in the sector, primarily focusing on distributed ledger security features and technology, and the global equity trading arena. BlackStar, through BEMC, will seek to initially control and manage each venture into which it enters. While remaining compliant with current SEC disclosure and reporting guidelines, BlackStar is conducting an in-depth analysis into the Company’s involvement in DLT-related ventures.

BlackStar Enterprise Group intends to leverage its experience in the traditional world of public finance, including experience with securities, options, and SEC registration and compliance, into working with select organizations supporting the development and implementation of new technologies in the electronic share and DLT world. To facilitate this process, BlackStar plans to establish an advisory board in its subsidiary, Blockchain Equity SRO, Inc. , with applicable technical and practical experience.

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

BlackStar’s Operating Principles:

·	Provide alternative joint venture funding for entrepreneurs;

·	Require GAAP and SEC accounting compliance for portfolio ventures;

·	Require competent and efficient legal representation;

·	Require qualified managers for portfolio ventures, and in some cases, help staff the client company while avoiding recruiting costs or attempts to bring in high-price executives.

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

INVESTMENT OBJECTIVES

CAPITAL APPRECIATION. Our primary investment objective is to provide our shareholders with long term capital appreciation by investing primarily in business ventures in which we maintain majority control with selective private companies. We believe that a typical new business venture will have a five-year window. Our investment objective is to restrict our investments to emerging growth companies we believe offer special opportunities and meet our growth criteria, and we intend to reduce the risks associated with investments in startups. Our goal is to provide mezzanine and expansion capital to companies through legally formed joint venture entities through which we control in order to develop a comprehensive growth strategy, possibly involving a consolidation of similarly situated businesses or a geographic expansion of existing product or service offerings. We are currently exploring options for investments in companies involved in the electronic share and blockchain (DLT) technology industry.

CAPITAL PRESERVATION. A second investment objective is to preserve investor capital through risk management and monitoring the management of our loan portfolio. Among the risk management techniques which we expect to employ are: (i) limiting our investments in very early-stage companies, (ii) holding majority ventures interests in venture companies that have a positive cash flow; (iii) co-investing in venture companies with other professional venture capital. Many ventures will not provide any gain, and some will be complete losses. BlackStar, through BEMC, will initially control and manage each venture it enters into in the electronic share and blockchain technology industry.

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

We intend to follow the steps set forth below in our venture process:

(1) BUSINESS PLAN/ASSESSMENT. Business plan description and complete resumes of management from all entrepreneurs. Members of our management team will meet with the best of these entrepreneurs, attempting to identify key traits that have been associated with entrepreneurial success in the past, such as high energy, a must-win attitude, intellectual brilliance, high personal integrity, relevant experience, a strong work ethic, and the ability to prioritize and focus. A business plan submitted for evaluation to us should contain the following information:

●	Overview of the business concept as well as the company’s strategic focus and direction.

●	Discussion of competition including a discussion of specialized expertise, intellectual property, patents, and/or other unique advantages held by either the company or its competitors.

●	Sources and uses of cash with respect to investment capital sought.

●	Pro forma financial projections for at least the current year and two subsequent years including expected capital requirements from the time of the investment capital received through the two subsequent years.

●	Operating plan including current and projected staffing, equipment, and space requirements.

●	Discussion of minimum dollar proceeds necessary in order to implement the business plan.

●	Marketing plan.

●	Discussion of conflicts of interest with investors together with steps being taken by the venture company to mitigate such conflicts of interest and to protect against future conflicts of interest.

●	Resumes for all key officers/managers.
11

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

(3) EXAMINE STRUCTURE OF BUSINESS MODEL. We will examine the structure upon which the business plan is built. The Board has indicated a distinct bias toward business models calling for high gross margins and relatively low capital intensiveness. Such businesses have the potential for higher internally sustainable growth rates than average and superior return on equity invested. In addition, we will require, whenever possible, implementation of the following policies into the articles, bylaws or operating agreements of its venture companies:

●	There can be only one class of common shares, all with equal voting rights, and all distributions of capital or earnings can only be made to all members based upon their percentage interest without preference;

●	Compensation of the key officers/managers and their affiliates, including, but not limited to, all salary, bonuses, commissions and/or fees, shall be limited based upon the success of the venture company in reaching predetermined milestones; and

●	The primary responsibility of the management/officers of the entity is to serve as fiduciaries charged with serving the best interests of the stockholders/members even when such interests may be in conflict with the management, officers or other employees of the entity.

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

NUMBER OF PERSONS EMPLOYED

As of March 31, 2023, we have no full-time employees and 2 independent consultants who act as our officers and directors on a part-time basis of up to 40 hours per week.

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

PROPOSED NEW LINES OF BUSINESS

The matters discussed below contain certain forward-looking information and relate to analyses, business plans, business opportunities, management intentions and other information, available as of the date hereof, but is not yet fully determinable. These statements also relate to our contemplated future prospects, developments and business strategies. Although we believe that our plans, intentions and expectations reflected in or suggested by the matters discussed below are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual plans, intentions or expectations to differ materially from our plans, intentions or expectations include, but are not limited to the risks and uncertainties included under “Risk Factors” in this document. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual plans, intentions or expectations may vary materially from those discussed below. Given these uncertainties, users of the information included below are cautioned not to place undue reliance on such information.

BlackStar Digital Trading Platform TM

Background

Under the Securities Act of 1933, the offer and sale of securities must be registered unless an exemption from registration is available. Title III of the Jumpstart Our Business Startups (JOBS) Act of 2012 added Securities Act Section 4(a)(6) that provides an exemption from registration for certain crowdfunding transactions. In 2015, the SEC adopted Regulation Crowdfunding to implement the requirements of Title III. Under the rules, eligible companies were allowed to raise capital using Regulation Crowdfunding starting in May 2016. The landscape of new rules and regulations made Regulation Crowdfunding extremely difficult for companies to effectively raise money. Companies were limited to how much they could raise, solicitation rules across state lines for accredited and non-accredited investors is complicated, liquidity issues arise with no public trading market for private securities, high transaction costs, and the amount one could invest.

The Bitcoin started trading on its blockchain in 2011 and by 2017, coinciding with the failure of crowdfunding, “coins” and “tokens” were underwritten on a blockchain to fund global projects and start-up companies. The blockchain offered issuers a platform to fund and investors the freedom to trade with few limitations or regulations. Investors opened “wallets” rather than a trading account with a registered broker-dealer. Investors made their own decisions, there were no minimum amounts, there were no trading hours, and there were no commissions. Investors could trade new ideas with a “coin” or “currency” connected to the company through a “wallet.” The cryptocurrency innovation was based on a new distributed ledger design using a blockchain. The many “tokens” and “coins” created and promoted on the blockchain were founded in a totally unregulated environment. As a result, there have been many fraudulent “offerings” that ran afoul of existing SEC registration requirements, there have been thefts of “coins” and “tokens”, collapses of the “tokens/coins”, bankruptcies and closures of brokers and traders in the cryptocurrency environment, all with enormous losses to investors. The SEC has used enforcement actions of existing laws to regulate this new industry. This has created the need to create blockchain innovations under existing SEC rules.

In June 2017, the management of BlackStar began analyzing the crypto industry due, in large part, to its rapid ascent in popularity. BlackStar realized that the public blockchain trading of these faux currencies plagiarized the U.S. securities market and reduced the ability to fund and trade small companies and new issues. BlackStar noted the lack of specific regulation and is attempting to design a new system based within the existing rules of the SEC and FINRA.

Our Company has examined numerous “exchanges” or “platforms” for trading and believed that, among other things, they lacked essential regulatory compliance practices. This research and management’s securities and compliance background lead the Company to create a platform that contains the essentials for full regulatory compliance including:

• Know-Your-Customer (KYC);

• Anti-Money Laundering (AML);

• IRS tax reporting; and

• SEC compliance.

In July 2020, the Company determined that similar products and services (although not identical to the BDTP™ platform) have needed to register or have been required to register as an ATS in accordance with Regulation ATS, which is the regulatory framework for “alternative trading systems” (ATS). An ATS is an SEC-regulated trading venue which serves as an alternative to trading at a public exchange. The basic function of a broker-operated ATS is an electronic manifestation of a previously manual trading process, when trading desks would first try to execute trades internally before sending the order to a public exchange, although this is a small portion of all US stock market transactions. The vast majority of trades still occur at exchanges and electronic communication networks (ECNs).

Under the existing regulatory framework, an ATS is a trading system that meets the definition of “exchange” under federal securities laws but is not required to register as a national securities exchange if the ATS operates under the exemption provided under Exchange Act Rule 3a1-1(a). To operate under this exemption, an ATS must comply with the requirements set forth in Rules 300-303 of Regulation ATS. To comply with Regulation ATS, an ATS must, among other things, register as a broker-dealer and file an initial operation report with the SEC on Form ATS before commencing operations. Thereafter, an ATS must file amendments to Form ATS to provide notice of any changes to its operations, and must file a cessation of operation report on Form ATS if it ceases operations. Form ATS is not an application and the SEC does not approve an ATS before it begins operation. Form ATS is, instead, a notice to the SEC. As of September 30, 2022, the SEC lists 33 ATS’s that trade National Market System (NMS) stocks.

As a result, in lieu of expending the money and resources to become an ATS at this time, the Company is seeking to license the BDTP™ platform to an existing ATS, broker-dealer, and/or clearing firm to host the BDTP™ platform so that it may comply with existing rules and regulations. If we are unable to license it to an entity in this way, we may reevaluate whether to seek compliance with Regulation ATS as a standalone ATS. See the section below entitled “Licensing the BDTP™ Platform With An Existing Trading System” for additional information.

Overview of the BDTP™ Platform

BlackStar intends the BDTP™ to be a tool for trading securities within the existing FINRA and SEC regulated brokerage ecosystem, addressing many of the regulatory issues by operating within the existing confines of the system. For example, customers will continue to use brokerage accounts and broker-dealers and the transfer agent will continue to maintain the shareholder records. In addition, the BDTP™ platform is intended to seamlessly integrate with the order entry processes, priority rules, and execution procedures of the existing brokerage ecosystem. All custodial duties are intended to remain the same because the BDTP™ will pass encrypted customer and account information and buy/sell orders to the relevant parties. As currently contemplated and as a brief summary, the BDTP™ platform is expected to operate in the following manner:

Blockchain First TM: Financial services software for managing the trading of stocks or equities on a Distributed Ledger that prevents the disruption of order flow of customer trades.

*** THE BROKER DEALER SUBMITS THE CERTIFICATES TO THE TRANSFER AGENT AND THE TRANSFER AGENT VERIFIES OWNERSHIP. THEN THE BROKER DEALER’S POSITION IS EITHER DEBITED OR CREDITED DEPENDING UPON WHETHER IT WAS A DEPOSIT OR WITHDRAWAL.

BlackStar has built the technology based upon the Quantum Ledger Database, a blockchain framework from Amazon Web Services (“AWS”), and to use the AWS Cloud for transaction data storage. The BDTP™ would offer a web-based interface for trading transactions as well as an Application Programming Interface (API) that directly accesses all transactions stored on the BDTP™. In June 2020, BlackStar and Artuova, a custom software development company, successfully completed a production ready user interface for the BDTP™ platform, which is feature-complete. As of September 21, 2022, the core platform and its software is complete and is in the testing phase. The BDTP™ platform has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP™ over the next several months. It will remain in the testing phase until we license the BDTP™ platform to a broker-dealer, clearing firm, and/or ATS. The BDTP™ platform is not designed to support transactions in any tokens, faux currencies, coins, crypto or any crypto related assets.

We believe that the BDTP™ platform is compatible with the Depository Trust Company’s (DTC) Deposit and Withdrawal at Custodian (DWAC) service, which provides participants with the ability to make electronic book-entry deposits and withdrawals of eligible securities into and out of their DTC book-entry accounts using a Fast Automated Securities Transfer service (FAST) transfer agent as the distribution point. We have designed our technology to be fully compatible with the DWAC system – i.e. shares of stock in uncertificated (book-entry) form can be moved into or out of the DWAC system just as with certificated shares of stock through a company’s existing transfer agent and existing broker-dealers.

We further believe that blockchain technology is compatible with the DWAC system because it does not contradict or counter the system, but rather provides an alternative for the customer to execute trades without markups/markdowns and at very low costs. DTC is market-neutral, which means it accepts transactions from multiple exchanges and trading platforms on a nondiscriminatory basis. It currently supports more than 50 exchanges and trading platforms, including the New York Stock Exchange (NYSE), Nasdaq, and the OTC Markets. This is the design of the BDTP™ platform. The BDTP™ platform is simply another trading platform, which uses blockchain technology and is designed to execute its trades through an existing ATS with the broker-dealer responsible for clearing and processing the transactions as it does for any transactions that occur on an existing ATS. The execution of a trade on the blockchain through an ATS will be reported back to the broker-dealer for clearing and settlement. Upon execution of a trade on the blockchain through an ATS, the ATS will publicly report the last price, volume, change and current bid-offer ladder to the broker-dealer that sent the order. The clearing of the trade will be the responsibility of the broker-dealer that introduces their customer to trade on the BDTP™ platform.

In addition, trading on private blockchain technology is compatible with the existing trading system because it can be programmed to follow the same protocols and rules as every other approved trading system. A broker-dealer will double-encrypt the customer data and send it to the BDTP™ platform, while freezing the data in the customer's account. There is no difference in how orders are currently sent to market makers or exchanges, but the benefit of BDTP™ platform is that there are additional security features, including a prohibition on short selling, and customer execution of their own order. The ATS or broker dealer hosting the quotes (the “Host”) will connect to the blockchain trading engine data and the blockchain execution engine data through a secure line, where the Host will have access to all the data sent to and from the blockchain in order to report the quotes. The Host will be responsible for all activity on the blockchain as a broker dealer. The final connectivity of the Host to the blockchain, along with their roles and responsibilities, will need regulatory review and approval once a Host partner is selected.

The core platform has been designed for initial use with BlackStar common stock and is thus the BlackStar Digital Trading Platform™ (BDTP). Our BlackStar Electronic Fungible Shares (BEFS) are proposed to be the initially traded securities on the blockchain on the BDTP™ platform and the rights and privileges to each shareholder of the BEFS is the same as certificated shares of common stock of BlackStar. BEFS are the same class of common stock as, and are identical to, paper certificated and book-entry shares of common stock; BEFS merely describes the format of the share of common stock. If the BDTP™ platform is approved for trading by the SEC and FINRA, the BEFS (those shares of common stock trading through the platform) would not differ as to its rights and privileges under state law from the authorized common stock of BlackStar. DTCC has for decades held electronic shares “under its agency” with broker-dealers for “street name” shares, without any problems under state law, including the Delaware General Corporation Law. The BEFS would be no different from DTCC held shares in book-entry form, except that the BEFS will be traded in blockchain transactions using an existing ATS rather than being traded on an exchange. Under current SEC and FINRA regulations, any shares that are uncertificated form would still be required to be deposited through a FINRA registered broker-dealer. Any FINRA broker dealer that accepts deposits can be used.

The BEFS are not “tokens” or “crypto tokens”. A “token” is generally understood to be a unit of value that blockchain-based organizations or projects develop on top of existing blockchain networks. While they often share compatibility with the cryptocurrencies of that network, they are a wholly different digital asset class. “Tokens” allow developers to create a cryptocurrency without needing to build a blockchain for that cryptocurrency. As cryptocurrencies, “crypto tokens” are often assets with value as are a myriad of other intangible assets with value. “Tokens” can typically be transferred, traded, bought, and sold, and they are stored in blockchain wallets. A blockchain wallet is a program or hardware device that is used to store cryptocurrency. Transactions with a crypto token are processed on the blockchain that it uses. For example, if it is an ERC-20 token built on Ethereum, then the Ethereum blockchain will handle all transactions for that token.

In addition to their role as a currency, “tokens” can serve many other purposes such as (1) governance tokens—which gives the holder voting rights in a cryptocurrency project. Token holders are able to make and vote on proposals that help determine the future of that specific cryptocurrency; (2) decentralized finance (DeFi)—refers to alternative financial systems built on blockchain technology. For example, instead of getting a loan from a lender, a holder can put up tokens as collateral and get a loan from a DeFi platform. Each DeFi platform has its own token that it uses as its official currency; (3) crypto rewards—holders receive crypto rewards as an incentive, which are usually paid out as crypto tokens; and (4) non-fungible tokens (NFT)—denotes ownership of a digital asset. The ownership information is stored in the token. NFTs can be used to show who owns a unique digital image, a GIF, or a character in an online game.

In contrast, the BEFS are simply uncertificated shares of stock of BlackStar, which are commonly referred to as a “book-entry shares” in DTC and transfer agent parlance or, as we refer to them, “electronic fungible shares.” Shares held in uncertificated book-entry form have the same rights and privileges as shares held in certificate form. The BEFS simply flow in and out of the existing trading system, exchanges, or OTC Markets through DTC and broker-dealers in uncertificated book-entry form. Only for the period of time that the broker-dealer holds the shares for the customer are the shares residing in a blockchain recognized format and traded via our BDTP™ platform in a blockchain recorded transaction or series of transactions. A blockchain is simply a digital ledger that stores information in blocks that are linked. This information can be transaction records or full-fledged programs that operate on the blockchain, which are called smart contracts. For example, as transactions are confirmed, they would be grouped into a block, and that block would then be added to the blockchain. The BDTP™ platform only uses the blockchain as a medium for the low cost, efficient, and transparent way to trade securities with a minimum of mark ups, mark downs and shorting, and with lowered costs of execution. Using BlackStar’s concept “Blockchain First™”, cash and shares of stock owned by customers are recorded directly to the blockchain. The BEFS are simply held in uncertificated book-entry form and represent an equity ownership interest in a corporation (BlackStar) rather than serving as a distinct currency or another purpose such as a governance right, consumer reward or character in an online game. In addition, the price of a “token” is often aligned to the blockchain it is traded on (Bitcoin or Ethereum) while the price of a share of stock such as the BEFS is aligned with the value of the underlying company. We are not seeking to create “tokens”, but rather to have a system which allows the trading of well recognized corporate shares established under state law.

The BDTP™ platform is not currently operational for any securities and any such securities must first be registered with the SEC under the Securities Act or have an available exemption from registration.

Frequently Asked Questions regarding Proposed BDTP™ platform

●	Are the shares traded on the BDTP™ platform a different class of common stock?
o	The shares that may be traded on the BDTP TM Platform in the future, if approvals were granted, would also be “normal” shares of common stock, of the same and only class of common stock as owned by existing shareholders. To use the BDTP™ platform, the shares of the shareholder must be in an electronic share format, accomplished via the standard DWAC procedure. The ownership and voting rights of all shareholders of common stock are identical and the Company only has one class of common stock authorized.

●	Do the common shares need to be exchanged for electronic fungible shares to use the platform?
o	The BDTPTM, once approved and operational, currently contemplates executing orders for common shares in an electronic fungible form, also known as a digital share. There is no exchange of shares needed; however, the shareholder would need to have their shareholdings in an electronic form, accomplished via the DWAC process through a broker dealer and the transfer agent.

●	Will the BEFS traded on the proposed BDTPTM trade at different prices than the OTC Pink?
o	Because it is a distinct market from the OTC Pink, where the common shares currently trade, there is a possibility that the prices reflected for the common shares will differ across the trading markets. BDTPTM, for instance, only accepts free trading securities (of BlackStar common stock) for cash and prohibits shorting. As a result, there could be a difference in price from one market to the next due to different liquidity in the markets as there are arbitrage opportunities in both separate trading venues.

●	Are the BEFS crypto assets or tokens?
o	The proposed BDTPTM is designed to trade existing shares of common stock (in an electronic form) and NOT crypto assets, cryptocurrency, or tokens. We are not attempting to “tokenize” securities, but instead our concept is to use Distributed Ledger Technology (a private blockchain) to execute, and record transactions with higher efficiency and lower cost, which is essentially a back-office function. The use of a blockchain to record transactions does not make shares of common stock traded on the platform “crypto” assets. The Company does not operate in the crypto asset market nor is it proposing to do so with the BDTPTM.
20

Additional Features of the BDTP™ Platform

The BDTP™ platform will contain three features: (1) the main trading feature as discussed above, (2) an indication of interest feature for future offerings, and (3) a corporate governance feature.

The indication of interest feature, known as the “Internet Digital Offering™” or IDO™, is expected to record indications of interest for potential, initial or secondary future offerings proposed by the public or private company that subscribes to our customized platform. The distributive ledger technology on a blockchain would enable them to gauge interest on a first come, first serve basis. The IDO™ feature is only for use in self-underwriting situations and includes a method of facilitating a public or private offering for a company on an immutable blockchain. This may consist of the subscriber company uploading a preliminary prospectus to the platform if they are interested in raising capital, collecting a list of company shareholders, and collecting a list of non-company shareholders who have met at least a minimum threshold for potential interest in investing in the company, then prioritizing potential investors meeting the set requirements by the recorded timestamp and distributing the offering materials to them at the appropriate time in compliance with existing securities rules and regulations.

The final feature would record corporate governance information about a public company on an immutable blockchain. This may include a method of preparing for and complying with a financial statement audit, recording general corporate matters, recording financial and accounting matters, recording tax filing matters, on the immutable blockchain at least every 30 days, wherein each recording comprises a time stamp of receipt and cannot be subsequently manipulated or changed. We currently expect that the corporate governance and indication of interest features can be made available to regulators in real-time.

Licensing the BDTP™ Platform With An Existing Trading System

The BDTP™ platform is designed to be licensed to any company, together with an existing ATS arrangement to execute and process trades, for implementation by the licensee. These electronic fungible shares will trade on the BDTP™ platform exactly as shares of stock currently trade on OTC Markets, without markup or markdown in true “spot transactions.” Any company will be able to license and use our system or platform to trade electronic fungible shares.

We currently intend to seek a contractual arrangement such as a license with an existing ATS for a quoting service, similar to the current listing of our common stock with OTC Markets Group. At this time, no ATS has committed to an arrangement. We intend to continue having discussions with various ATS’s until we have secured an arrangement that will allow the BDTP™ platform to operate.

We have spoken to broker-dealers and clearing firms throughout the development process but have yet to secure a contractual relationship. We will continue to seek out this licensee and have increased our efforts to reach out to various broker-dealers since completing the demonstration platform and hope to secure a licensee within the next three to six months. The ability to obtain a licensee may be dependent on our ability to confirm that FINRA and the SEC will allow trading on the BDTP™ platform as described. If this is the case, the Company may alternatively seek to acquire an existing broker-dealer in order to become a registered broker-dealer. Once we have secured a licensee broker-dealer, clearing firm, or ATS for the operations of the BDTP™ platform, we will seek subscriber companies desiring customized platforms.

Once the BDTP™ platform is live and formal arrangements have been finalized with an existing ATS to execute and reports trades, the Company intends to license the platform to other publicly traded companies as a subscription service with a company specific customizable interface operation through a substantially similar license with the existing ATS. This subscription service, BlackStar’s “Blockchain Equity Trading™” or BET™, would enable each subscribing company to have access to their own trading platform, based upon our core platform, where shares of their common stock could be traded. The technical platform operations and updates will be managed by Artuova, through our oversight and direction. The software building of additional platforms for subscriber companies may take as little as a few business days. We have not yet developed our marketing campaign to seek out these customers, but plan to do so after securing a license with an existing ATS. We anticipate our overall expansion of services into the blockchain industry within the next twelve months.

The initiation of operations of the BDTP™ platform will be dependent on the exact arrangement that we enter into and the regulatory approvals that may be required (see “Regulatory Challenges” below).

Existing Financing

We currently have no committed source for funding our operations but have entered into convertible promissory notes to continue operations in the interim, as disclosed in our most recent quarterly report for the period ended September 30, 2022. On September 1, 2021, we entered into a convertible promissory note with Power Up Lending Group, Ltd. for $53,750 (see the Current Report on Form 8-K filed September 30, 2021 and incorporated by reference herein); on October 1, 2021, we entered into a convertible promissory note with Power Up Lending Group, Ltd. for $78,750 (see the Current Report on Form 8-K filed October 26, 2021 and incorporated by reference herein); and on October 11, 2021, we entered into a convertible promissory note with GS Capital Partners, LLC for $60,000 (see the Current Report on Form 8-K filed October 26, 2021 and incorporated by reference herein). On November 29, 2021, we entered into a convertible promissory note with Sixth Street Lending LLC for $45,750 (see the Current Report on Form 8-K filed on December 8, 2021 and incorporated by reference herein). On February 14, 2022, we entered into a convertible promissory note with Sixth Street Lending LLC for $55,750 (see the Current Report on Form 8-K filed on March 2, 2022 and incorporated by reference herein). On May 5, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $55,750 (see the Quarterly Report on Form 10-Q filed on November 21, 2022 and incorporated by reference herein). On August 30, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $43,750 (see the Quarterly Report on Form 10-Q filed on November 21, 2022 and incorporated by reference herein). On October 31, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $55,000 (see the Quarterly Report on Form 10-Q filed on November 21, 2022 and incorporated by reference herein). We anticipate that we will need $500,000 over the next six months for the establishment of the license with a licensee and to initiate platform operations; the Company had a cash balance of $62,085 as of December 31, 2022.

Blockchain Equity Management Corp.

BlackStar is conducting a continuing analysis for the Company’s involvement in Distributed Ledger Technology (“DLT”) related ventures. To pursue that end, the Company formed a subsidiary, Blockchain Equity Management Corp. (“BEMC”), formerly known as Crypto Equity Management Corp., on September 30, 2017. The name change occurred on February 3, 2023 in order to align the subsidiary more closely with our proposed business plan. As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT. BlackStar recognizes the similarities in the rapidly evolving DLT ecosystem today compared to the Dot Com era in the 90’s, which present both challenges and opportunities. BlackStar intends to facilitate funding and management of DLT involved companies through majority controlled joint ventures BEMC. BlackStar, through BEMC, intends to initially control and manage each venture. Potential ventures for both BlackStar and BEMC will be analyzed using the combined business experience of its executives, with BEMC looking to fill those venture criteria with companies in digital share related businesses such as blockchain or DLT technologies. The Company does not intend to develop Investment Objectives or “criteria” in any manner but will rely on the acumen and experience of its executives. BEMC is currently non-operational, inactive and has no business or clients at this time. It is intended to offer advisory services as to how to implement use of a custom platform for the client’s equity based off of the BDTP TM. BEMC has not established any anticipated time frames or key milestones for BEMC business.

In addition, BlackStar intends to offer consulting and regulatory compliance services to blockchain and DLT companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in electronic fungible share-related ventures though BEMC, mainly in the areas of blockchain and distributed ledger technologies. Our long-term plan for provision of services is to finance the operations of BEMC through the successful production of the BDTP TM platform and subsequent subscription of the platform’s design as a service. As a subsidiary of BlackStar, BEMC additionally intends to offer consulting and regulatory compliance services to digital share related entities and blockchain entrepreneurs for securities, tax, and commodity issues. Our Company has always operated under the assumption that cryptocurrencies and tokens are

“securities” and regulated under the existing law, SEC rules and other financial regulations. Due to significant experience of our management in the U.S. securities and commodities industry, we felt that we had regulatory compliance backgrounds that could be useful in assisting with regulatory compliance for former cryptocurrency offerors and token offerors. Management believes that there may be other companies offering unregistered securities in digital form with possible violations of securities and other laws including FinCen regulation, CFTC rules, exchange rules, AML, and tax laws. The concept of BEMC as a subsidiary of BlackStar is to provide compliance services for the multitude of laws that are applicable to digital securities. Currently in the testing and completion phase, BlackStar intends to build trading platforms for subscriber companies based on the BDTP TM model and offer the platforms through a subscription service called BlackStar ‘Blockchain Equity Trading TM’(“BET”), generating ongoing revenue for the Company.

Neither BEMC nor BlackStar intend to underwrite these entities or entrepreneurial companies, nor do we intend to act as broker-dealers or investment companies, though we acknowledge the potential requirements to register as such or to claim exemption from registration.

Blockchain Equity Management Corp. is not currently operational, nor has it been since inception. The specific type and nature of services to be provided by BEMC may change based on whether the BDTP TM platform is able to ever begin services.

Blockchain Equity SRO, Inc.

In addition to the services described above, on December 31, 2017, BlackStar formed a subsidiary nonprofit company, Crypto Industry SRO Inc., now known as Blockchain Equity SRO, Inc., a self-regulatory membership organization for the digital share industry. The name change was completed on February 3, 2023. It is not yet functioning in any capacity at this time.

Regulatory Challenges of our Business Concept (BDTP TM)

BlackStar has always recognized that digital equities must be registered or otherwise have an exemption from registration within the existing SEC regulations and guidelines. BlackStar’s aim is to develop BDTP TM, a digital share trading platform, to trade free-trading BlackStar common stock only. The regulatory challenges presented come from integration of the platform into the existing broker-dealer ecosystem, approvals/advice of and compliance with the rules and regulations of OTC Markets Group, SEC, FinCen, IRS, anti-money laundering rules, or FINRA. These rules encompass the functionality of the system, cybersecurity laws, and state and federal financial laws. No assurance can be given that such regulatory approvals will be obtained in a timely manner or at all.

SEC Approval

Our first regulatory challenge is seeking the approval of the Securities and Exchange Commission (“SEC”) of our concept for a security that could be traded on the BDTP TM because the SEC has not yet adopted rules or regulations specific to the digital securities industry nor any regulations involving blockchain or distributed ledger transactions. The SEC has chosen to enforce its existing anti-fraud laws and the registration rules and regulations. Accordingly, we must work through an undefined SEC approval process for our proposed system. We anticipate many comments and questions from the SEC during any approval process for the BDTP platform. We anticipate that could take one to three years to complete the approval process for the BDTP platform.

The SEC may adopt new rules and regulations relating to our digital based concept for trading and securities, which rules and regulations are impossible to predict at this time. Any new rules and regulations could make our concept for digital trading and securities difficult to bring into compliance with new rules and regulations resulting in our inability to achieve commercialization and revenues. Such events could result in costly delays in achieving regulatory approval, resulting in increased legal, administrative, and accounting costs and delays, or denial of revenues from our concept.

We anticipate initiating formal discussions with the SEC and its relevant divisions and offices, including the Division of Trading and Markets, within the next six months with respect to seeking the approval or clearance of our BEFS being eligible to be traded on our BDTP™ platform. We believe it may take between six to nine months to address

SEC comments and questions, and there is no assurance that we will be successful in our BEFS being approved or cleared for trading on our BDTM platform.

We have no way of knowing at this date what new rules and regulations the SEC or any other regulatory body may adopt which could impact the structure and the timing of approval or clearance of any uncertificated shares on our BDTP platform in the future and there is a significant potential impact of any future adoption of new rules and regulations, which could delay our attempt to trade uncertificated shares on our BDTP platform.

FINRA

Our next regulatory challenge is that our concept requires implementation by a broker dealer registered with FINRA. We do not anticipate registering our company as a broker dealer, but instead would contract with a broker dealer to act as our agent/intermediary for our concept, thereby alleviating our Company of all regulatory compliance issues of a broker dealer.

As with the SEC, the broker dealer may be challenged due to the fact FINRA has no developed rules and regulations involving digital trading of shares specifically. FINRA has, however, chosen to raise disclosure requirements and to conduct heightened examinations for broker dealers as to any involvement in the digital industry, with intent to bring enforcement actions for violations of SEC regulations or FINRA rules, and disciplinary actions against broker dealers for any such violations. As a direct result, it may be difficult to find a broker dealer willing to be in vanguard of the digital trading and securities industry involving our concept – even if we are able to achieve SEC approval for our digital trading platform. Although we will continue to pursue both formal and informal discussions with both the SEC and a FINRA regulated broker dealer concurrently, we do not believe it would be constructive to commence substantive negotiations with a FINRA regulated broker dealer until we have substantially completed the SEC approval process. Once we believe we have substantially completed the SEC approval process, we believe it may take an additional six to twelve months to reach agreement with a FINRA regulated broker dealer.

We do not believe that FINRA is a major regulatory hurdle because upon registration as a “Registered Security” FINRA broker dealers can choose to trade it or not. FINRA cannot directly regulate the security. It can regulate any ATS as to FINRA Rules if it is also FINRA registered (due to the requirement of a Broker Dealer license), but that depends primarily on SEC regulation of the ATS.

Alternative Trading System

The final significant regulatory challenge involves the Alternative Trading System (“ATS”) as defined under 17 CFR §242.300. We understand the SEC position on digital securities to be that digital assets are required to be traded through an ATS, with which we agree. An ATS must comply with many control, regulatory, reporting, securities, inspection, procedural, and disclosure requirements. The SEC however has not yet proposed regulations for ATS trading of digital securities and is treating ATS applications under existing regulations.

We do not intend to attempt to register as an ATS but rather will seek to contract with an existing ATS to license our platform (if approved by regulatory agencies) for the ATS use and management. Our platform will operate just as any other software platform used for trading by an ATS or broker/dealer. We believe this is ultimately the best solution from a regulatory standpoint to have the existing ATS manage those requirements for compliance with SEC and FINRA rules and regulations.

It could take one year to eighteen months, to prove the concept to an existing ATS and then to properly integrate operations into the ATS monitoring and regulatory systems. The ATS would need to obtain SEC approval to add the BDTP TM platform to its existing trading platform which could take one year to eighteen months.

We cannot at this time anticipate every regulatory action of the digital security industry in the future. No proposals for regulation have even reached published proposal stage. New regulations of the digital securities industry could render our business either impossible due to the nature of regulations, or uneconomical, which would doom our concept.

We do not have any time frame for achieving any of the regulatory challenges although we believe that it may take between one to three years before the BDTP TM platform is operational with all required regulatory approvals.

The SEC may place additional oversight focus on broker-dealers in the following areas due to the digital nature of the securities: safekeeping of funds and operations that are unique to the safety and custody of Digital Asset Securities; broker-dealers’ and any affiliated entities’ compliance with registration requirements; adequate AML procedures, controls, and documentation regarding Digital Asset Securities; disclosure and due diligence obligations related to the offering of Digital Asset Securities; review of the existence and disclosures of conflicts of interest and the compliance policies and procedures to address them (e.g. broker-dealers may operate in multiple capacities, including as trading platforms or proprietary traders of Digital Asset Securities on their own and other platforms); and review of FINRA-member broker-dealer compliance processes in connection with the evaluation, approval, and monitoring of outside business activities related to digital assets. Many of these compliance issues will remain if we license with a broker-dealer instead of acquiring one.

Volatility of Cryptocurrencies and Tax Implications – Neither BlackStar nor BEMC will be trading in, accepting loan repayments in, or making loans in cryptocurrencies; the intent was to build a platform on which to trade digital securities of BlackStar on a private blockchain.

Cybersecurity Implications of DLT – Transactions on the distributed ledger fabric are protected by public-key X.509 certificates. The protection of PII data is the responsibility of each brokerage dealer. Any blockchain code used will be placed in a public repository after having been certified by an independent cybersecurity audit. Further, BEMC bases the operational requirements and cyber-security framework in part on the following publications the “Distributed Ledger Technology: Implications of Blockchain for the Securities Industry” published by FINRA, and the European Union Agency for Network and Information Security (ENISA) report entitled “Distributed Ledger Technology & Cybersecurity.”

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate - None

Oil and Gas Properties - None

Patents - None

Trademarks – BlackStar Digital Trading Platform TM, BDTP TM, Internet Digital Offering TM, IDO TM, Blockchain Equity Trading TM

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

WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated on December 17, 2007 for the purpose of engaging in any lawful business and have adopted a plan as a small and micro-cap market merchant banking company. During the period of inception through December 31, 2022, we have not recognized revenues. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative, legal and accounting, and software development and could exceed $500,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $44,000 as of March 31, 2023.

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

Class A Preferred Super Majority Voting Convertible Stock (the “Class A Preferred Stock”), of which 1,000,000 shares of preferred stock have been authorized for the Class A out of 10,000,000 total preferred shares authorized, and which have super majority voting rights (60%) over common stock voting at all times. At this time, all shares of the Class A Preferred Stock have been issued to International Hedge Group, Inc. which is controlled by Mr. Kurczodyna, an officer and director.

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

RISK FACTORS OF OUR COMPANY

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

To date, there has been a limited trading market for our common stock on the OTC Pink Market. We cannot predict how liquid the market for our common stock may become. A lack of an active market may impair an investor’s ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active trading market may impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using our common stock as consideration. For companies where securities are traded in the OTC Pink Market, it is generally more difficult to obtain accurate quotations, to obtain coverage for significant news events (because major media channels generally do not publish presses releases about such contingencies) and to obtain needed capital.

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

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2022, we had an accumulated deficit of $(9,374,967).

Future losses are likely to occur until we are able to receive returns on our loans and investments since we have no other sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2014 through 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Our executive officers, directors, and holders of 5% or more of our issued and outstanding common stock, including International Hedge Group, Inc., beneficially own approximately 2.22% of our issued and outstanding common stock, in addition to the Super Majority Voting Class A Preferred Stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Mr. Kurczodyna, an officer and director of the Company and of our parent, International Hedge Group, Inc. (“IHG”), controls approximately 1.47% of our issued and outstanding common stock and 100% of our issued and outstanding preferred shares through IHG plus his own holdings; he has significant influence over all actions taken by our stockholders, including the election of directors, based on the BlackStar Super Majority Voting Class A Preferred Stock held by IHG. On December 18, 2020, the IHG shareholders voted to issue 1,000,000 IHG Class A Preferred shares to Mr. Kurczodyna as compensation for services provided to IHG, giving Mr. Kurczodyna supermajority voting rights over IHG and the ability to convert the IHG Class A Preferred Stock into shares of IHG common stock at the rate of one (1) IHG Class A Preferred for two-hundred ten (210) IHG common shares. This is a significant increase to the control of IHG by Mr. Kurczodyna, which effectively means that Mr. Kurczodyna has control of BlackStar through IHG’s ownership of BlackStar Super Majority Voting Class A Preferred Stock. Mr. LaPointe owns 0.06% of the issued and outstanding common stock.

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

The shares of our common stock may be thinly-traded and even more so as our shares trade on OTC Pink. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

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
  Changes to the Distributed Ledger Technology industry; and
  Regulatory developments, particularly those affecting digital shares.

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

BLACKSTAR ELECTRONIC FUNGIBLE SHARES AND DIGITAL SHARES IN GENERAL MAY BE SUBJECT TO UNIQUE RISKS NOT ASSOCIATED WITH PAPER CERTIFICATED SHARES.

The digital form of BlackStar common stock (BlackStar Electronic Fungible Shares when traded on BDTP TM) and digital or electronic shares in general may be subject to timing delays, electronic transfer errors, electronic systems outages, and cybersecurity threats. BlackStar Electronic Fungible Shares carry the same risks as electronic fungible shares from DTCC that have been DWAC and placed in Broker Dealers accounts for customers. The intended functionality of the BlackStar Digital Trading Platform TM is to encrypt the buy/sell orders (including all transaction and customer information) placed by broker dealers and customers, in order to provide additional security and ease of access over the existing systems, but not all risks can be mitigated due to unforeseen future threats and/or disruptions, transmission errors, and electronic systems issues. Electronic fungible shares of common stock, including BlackStar Electronic Fungible Shares, are the same class of common stock and hold the same rights as paper certificated shares of common stock; the only difference is the format. Digital shares would be the electronic fungible shares on account. The difference in the two is the mode of sale or transfer; however, the transfer agent maintains records of all shareholder activity, regardless of the form. While electronic fungible shares are now commonplace, there is still risk involved with electronic transmission of information and that transmission may be compromised. The record-keeping requirements of transfer agents, broker dealers, and issuers remain unchanged with electronic fungible shares, however, the risk of error or omission cannot be ruled out.

INSURANCE WILL NOT BE OBTAINED FOR OUR ELECTRONIC FUNGIBLE SHARES WHICH POSES RISKS.

We do not intend to attempt to obtain any insurance at this time for shares in electronic fungible form, so there will be no insurance for covering liability in the event of losses from the form or mode of transfer of Electronic Fungible Shares.

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

THE POSSIBILITY OF TRADING OCCURING ON MULTIPLE EXCHANGES MEANS THAT THERE MAY BE DISCREPANCIES IN TRADING PRICES OF COMMON STOCK.

The trading market operating on the BDTP TM, once operational, is distinct and separate from the OTC market on which the common shares currently trade, which could cause discrepancies between the trading prices of common shares between the two venues, whether resulting from different liquidity in the markets or otherwise. If approved for trading, shareholders may take advantage of any discrepancies between the trading prices and trade shares of common stock where it is beneficial to them.

THE POSSIBILITY OF REGULATORY DEVELOPMENTS RELATED TO CRYPTO ASSETS AND CRYPTO ASSET MARKETS MAY POSE AN UNINTENDED RISK TO OUR PROPOSED BUSINESS.

The Company does not believe that any pending crypto legislation or regulation is likely to affect the business, financial condition, or results of operations at this stage. In the event that our proposed business plans, including BDTP TM, fall into the definitions of any future crypto legislation or regulation, the Company will evaluate the operations to ensure compliance with any new rules or laws. The Company has worked to create the proposed business plan within the confines of the existing rules, regulations, and laws. If, however, abundant operational changes are necessary for compliance, there may be material effects on the business.

THE COMPANY MAY FACE REPUTATIONAL HARM, LOSS OF FINANCING, STOCK PRICE VOLATILITY, AND/OR LOW DEMAND FOR SERVICES BY PROXIMITY TO THE CRYPTO ASSET MARKET.

The Company does not operate in the crypto asset markets, does not have crypto asset holdings, and is not proposing to participate in the crypto asset industry, including crypto securities, crypto currencies, and tokens. The use of a blockchain in our proposed platform often gets conflated with crypto asset markets due to blockchain’s use in those industries as well. Although the Company does not believe that any reputational harm, loss of financing, stock price volatility, risk of legal proceedings, and/or low demand for our services will occur as a result of disruptions to and volatility in the crypto asset markets, the Company could nonetheless potentially be harmed as a result of our proximity to crypto asset markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NONE.

ITEM 2. PROPERTIES.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate - None

Oil and Gas Properties - None

Patents - None

Trademarks - BlackStar Digital Trading Platform TM, BDTP TM, Internet Digital Offering TM, IDO TM, Blockchain Equity Trading TM

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink under the symbol “BEGI”. Because we are quoted on the OTC Pink, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

International Hedge Group, Inc. (“IHG”), our parent company, is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the legal ability and mission to do loan-based funding of start-up and developed business ventures using its stock for private placement or public offerings. Through anti-dilutive measures, IHG now owns less than 1% of common shares of BlackStar for the year ended December 31, 2022. IHG and BlackStar are managed and controlled by the same individuals, but IHG may seek its funding from different and as yet, undetermined sources, with funding structures of different natures. IHG, through its holding of 100% of the Class A Preferred Stock of BlackStar, has voting control over BlackStar. Mr. Kurczodyna, through his preferred shares in IHG, has voting control of IHG.

On December 18, 2020, IHG filed an amendment to their articles of incorporation designating 1,000,000 of their 20,000,000 authorized preferred shares to be Class A Preferred Stock and setting forth the Convertible Super Majority Voting Privileges. The IHG Board of Directors authorized a vote by the disinterested shareholders and a majority of shareholders voted in favor of issuing the 1,000,000 IHG Class A Preferred shares to Mr. Kurczodyna as compensation for services provided to IHG. The holders of the IHG Class A shall have that number of votes equal to that number of IHG common shares which is not less than 60% of the vote required to approve any action, and the holders of IHG Class A Preferred may choose to convert the IHG Class A Preferred Stock into shares of IHG common stock at the rate of one (1) IHG Class A Preferred for two-hundred ten (210) IHG common shares. This was a significant increase to the control of IHG by Mr. Kurczodyna and he has control of BlackStar Enterprise Group, Inc. through his IHG interest.

The following tables set forth the high and low bid quotations for our common stock as reported on the OTCQB/OTC Pink for the periods indicated.

Fiscal 2022	Low	High
First Quarter – ended March 31, 2022	$0.004	$0.022
Second Quarter – ended June 30, 2022 *	$0.002	$0.011
Third Quarter – ended September 30, 2022	$0.001	$0.004
Fourth Quarter – ended December 31, 2022	$0.001	$0.002

Fiscal 2021	Low	High
First Quarter – ended March 31, 2021	$0.025	$0.15
Second Quarter – ended June 30, 2021	$0.024	$0.095
Third Quarter – ended September 30, 2021	$0.02	$0.048
Fourth Quarter – ended December 31, 2021	$0.01	$0.039

Fiscal 2020	Low	High
First Quarter – ended March 31, 2020	$0.01	$0.02
Second Quarter – ended June 30, 2020	$0.01	$0.13
Third Quarter – ended September 30, 2020	$0.01	$0.08
Fourth Quarter – ended December 31, 2020	$0.02	$0.06

Fiscal 2019	Low	High
First Quarter – ended March 31, 2019	$0.35	$0.90
Second Quarter – ended June 30, 2019	$0.15	$0.70
Third Quarter – ended September 30, 2019	$0.07	$0.18
Fourth Quarter – ended December 31, 2019	$0.02	$0.40

* The shares moved from the OTC QB to the OTC Pink Market on June 30, 2022.

Holders

As of December 31, 2022, there were approximately 361 record holders of 546,495,214 shares of our common stock. As of March 31, 2023, there were approximately 361 holders of 651,139,153 shares of our common stock. The Company has also reserved out of its authorized Common Stock approximately 1,377,860,847 shares of Common Stock for conversion pursuant to the convertible promissory notes as of March 17, 2023.

Dividends

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

DESCRIPTION OF SECURITIES

Common Stock

The total number of common shares authorized to be issued by the Company as of March 31, 2023 is 2,000,000,000 common shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. A total of 651,139,153 common shares are issued and outstanding as of March 31, 2023. There are warrants to purchase 321,200 shares of common stock outstanding as of March 31, 2023.

Common Shares

All common shares are equal to each other with respect to voting, liquidation, and dividend rights. Special shareholders’ meetings may be called by the officers or director, or upon the request of holders of at least one-tenth (1/10th) of the outstanding shares. Holders of shares are entitled to one vote at any shareholders’ meeting for each share they own as of the record date fixed by the board of directors. There is a quorum requirement for shareholders’ meetings of one-third of the votes entitled to be cast on the matter by the voting group. Holders of shares are entitled to receive such dividends as may be declared by the board of directors out of funds legally available therefore, and upon liquidation are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders. Other than as described in the ‘Preferred shares’ section below, there are no conversion, pre-emptive or other subscription rights or privileges with respect to any shares. Reference is made to our Certificate of Incorporation, as amended, and our Bylaws, both as filed with the Form 10 on December 29, 2016 and incorporated herein by reference, as well as to the applicable statutes of the State of Delaware for a more complete description of the rights and liabilities of holders of shares. It should be noted that the board of directors without notice to the shareholders may amend the Bylaws. Our shares do not have cumulative voting rights, which means that the holders of more than fifty percent (50%) of the shares voting for election of directors may elect all the directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than fifty percent (50%) of the shares voting for election of directors may not be able to elect any director.

Our common stock is currently quoted on the OTC Pink under the symbol “BEGI”. Because we are quoted on the OTC Pink, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Preferred shares

As of March 31, 2023, we had authorized ten million (10,000,000) shares of Preferred Stock, of which certain shares had been designated as Class A Preferred Stock.

Class A Convertible Preferred Stock

The Certificate of Incorporation of the Company authorizes the issuance of up to ten million (10,000,000) shares of Preferred Stock, $0.001 par value per share (herein, “Preferred Stock” or “Preferred Shares”), and expressly vests in the Board of Directors of the Company the authority provided therein to issue any or all of the Preferred Shares in one (1) or more Class or classes and by resolution or resolutions to establish the designation and number and to fix the relative rights and preferences of each Class to be issued. The Board authorized One Million (1,000,000) of the Ten Million (10,000,000) authorized shares of Preferred Stock of the Company to be designated Class A Preferred Convertible Stock, $0.001 par value per share, and shall possess the rights and preferences set forth below:

Rank. The Class A Preferred Convertible Stock shall rank: (i) senior to any other class or Class of outstanding Preferred Shares or Class of capital stock of the Company; (ii) prior to all of the Company’s Common Stock, (“Common Stock”); and (iii) prior to any other class or Class of capital stock of the Company hereafter created “Junior Securities”); and in each case as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (all such distributions being referred to collectively as “Distributions”).

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

(c)       Upon the completion of the distribution required to Class A holders, if assets remain in the Company, they shall be distributed to holders of Junior Securities in accordance with the Company’s Certificate of Incorporation including any duly adopted Certificate(s) of Designation.

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

In 2016, BlackStar entered into an agreement whereby BlackStar’s parent, International Hedge Group, Inc., acquired 44,400,000 shares of common stock, 1,000,000 shares of our Class A Preferred Super Majority Voting Convertible Stock, and 34,000,000 warrants to purchase common stock @ $0.05 per share expiring in 3 years (cashless) for capital infusion of $200,000. Joseph E. Kurczodyna owns the controlling interest of International Hedge Group, Inc., which in turn controls the voting stock of BlackStar.

As part of management’s ongoing anti-dilutive strategy, 7,289,891 shares of IHG were cancelled as of December 31, 2019. On March 12, 2020, the Company increased its authorized shares to 700,000,000, par value $0.001. On December 18, 2020, Mr. Kurczodyna became the controlling shareholder of IHG through the issuance of preferred super majority voting shares in IHG. On July 8, 2022, the majority shareholder of the Company submitted written consent to the resolution to increase the authorized common stock from 700,000,000 to 2,000,000,000, par value $0.001, with an effective date of August 5, 2022.

There were 651,139,153 shares of common stock outstanding, 321,200 warrants issued for common stock, and 1,000,000 Class A Preferred Shares outstanding (owned by International Hedge Group, Inc.) as of March 31, 2023.

Options & Warrants

Effective December 1, 2016, our Stock Option and Award Plan (the “Stock Incentive Plan”) was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of March 31, 2023, we have granted no stock options to purchase any shares of our common stock under the Plan.

As of March 31, 2023, there are warrants outstanding to purchase 321,200 shares of common stock of the Company as follows:

Grant Purpose	Grant Date	Number	Exercise Price	Expiration Date	Vesting
Private placement (common stock)	4-26-2019	321,200	$0.25	4-26-2024	100%

Transfer Agent

The transfer agent for our securities is EQ Shareowner Services, formerly known as Corporate Stock Transfer, with offices at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209, Phone (303) 282-4800.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

We have sold securities in the past 2 fiscal years without registering the securities under the Securities Act of 1933 as shown in the following summaries, including transactions occurring to the date of this filing:

2023

In March 2023, the Company borrowed $25,000 from each of two individuals, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay each of the loans in cash including interest at 11% and an additional 3,750,000 shares of the Company’s common stock to each of the lenders; or will issue each of the lenders 7,500,000 shares of the Company’s common stock in full satisfaction of the principal loan amount of $25,000 and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

2022

On February 14, 2022, BlackStar Enterprise Group, Inc. and Sixth Street Lending LLC entered into a convertible promissory note totaling $55,750 and a securities purchase agreement. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on March 2, 2022. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. In August through October 2022, 1800 Diagonal Lending LLC elected to make a conversion of the outstanding principal of $55,750 on their note of February 14, 2022 and related accrued and unpaid interest of $2,788, in four tranches, into an aggregate 53,250,406 shares of the Company’s common stock at prices of $0.0006 to $0.0017 per share under the conversion provision and terms of the note agreement

On May 5, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC) to borrow $55,750. Details of the promissory note and securities purchase agreement can be found in the Form 10-Q and exhibits filed on November 21, 2022. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. In November and December 2022, the lender elected to make a partial conversion of $32,150 principal due on the note of May 5, 2022 into an aggregate 55,377,648 shares of the Company’s common stock at conversion prices of $0.00046 to $0.00078 per share under the conversion provision and terms of the note agreement. In January and March 2023, 1800 Diagonal Lending LLC elected to convert, in three tranches, the outstanding principal balance of $23,600 and accrued and unpaid interest thereon of $2,788 due on their note of May 5, 2022 into 75,643,939 shares of the Company’s common stock at prices of $0.00033 to $0.00036 per share under the conversion provision and terms of the note agreement.

On August 30, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $43,750. The note matures on August 30, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading prices of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 100,000,000 shares for conversion. Net proceeds from the loan were $40,000, after legal fees and offering costs of $3,750. Details of the promissory note and securities purchase agreement can be found in the Form 10-Q and exhibits filed on November 21, 2022. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. In March 2023, 1800 Diagonal Lending LLC elected to make a $7,540 partial conversion of the principal portion of their August 30, 2022 note into 29,000,000 shares of the Company’s common stock at a conversion price of $0.00026 per share under the conversion provision and terms of the note agreement.

On October 31, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $55,000. The note matures on October 31, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading prices of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 423,076,923 shares for conversion. Net proceeds from the loan were $50,750, after legal fees and offering costs of $4,250. Details of the promissory note and securities purchase agreement can be found in the Form 10-Q and exhibits filed on November 21, 2022. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act.

2021

On January 15, 2021, BlackStar Enterprise Group, Inc. and Power Up Lending Group Ltd. entered into a convertible promissory note totaling $43,500 and a securities purchase agreement. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on January 26, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. In July 2021, Power Up elected to convert (in two tranches) the total principal of $43,500 due on the note, together with accrued and unpaid interest thereon of $2,175, into an aggregate 3,572,791 shares of the Company’s common stock (1,304,348 shares at $0.0138 per share and 2,268,443 shares at $0.0122 per share) under the conversion provision and terms of the note agreement.

On January 26, 2021, the Company entered into a financing agreement with SE Holdings LLC to borrow $220,000. The note bears interest at 10%, with a default rate of 24%, and is convertible, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest trading price of the Company’s common stock for the previous twenty trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 44,000,000 shares for conversion. Net proceeds from the loan were $177,500, after original issue discount of $20,000 and legal fees and offering costs of $22,500. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $220,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. The Company has recorded interest on the note at the default rate of 24% from the maturity date of the note through December 31, 2022.

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

On April 29, 2021, BlackStar Enterprise Group, Inc. and Adar Alef, LLC entered into a convertible promissory note totaling $550,000 and a securities purchase agreement. The Company initially reserved out of its authorized Common Stock 86,105,000 shares of Common Stock for conversion pursuant to the note. Details of the promissory note, securities purchase agreement, and transfer agent letter can be found in the Form 10-Q and exhibits filed May 17, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. In February and March 2022, Adar Alef elected to make a partial conversion of $76,500 principal and $6,296 of accrued and unpaid interest thereon due on the note, in three tranches, into an aggregate 21,504,766 shares of the Company’s common stock at prices of $0.0023 to $0.0064 per share under the conversion provision and terms of the note agreement. On April 27, 2022, the Company entered into an Amendment and Abatement Agreement (“Abatement Agreement”) with SE Holdings and Adar Alef (collectively “the Parties”) to address the Company’s default on the two outstanding convertible notes between the Parties, consisting of the remaining $473,500 principal balance to Adar Alef and face amount $220,000 note with SE Holdings. Under the terms of the Abatement Agreement, the Parties agreed to abate the conversion features under the notes for a period of forty five (45) days from April 15, 2022, with the conversion features resuming no sooner than May 30, 2022. The Company has paid to Adar Alef a total of $50,000 upon execution of the Abatement Agreement for principal, redemption penalty and accrued interest. The remaining principal and accrued interest on the notes to SE Holdings and Adar Alef would be due on May 30, 2022. On May 25,

2022, the Abatement Agreement was extended for an additional thirty (30) days through June 30, 2022, upon an additional payment by the Company of $25,000 to Adar Alef for principal, redemption penalty and accrued interest. In July, August and September 2022, the Company made payments to Adar Alef for additional abatements on the notes for thirty-day periods of an aggregate $70,001 for principal reduction of $45,845, accrued interest of $5,818 and redemption penalty of $18,338.

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

On October 11, 2021, BlackStar Enterprise Group, Inc. and GS Capital Partners, LLC entered into a convertible promissory note totaling $60,000 and a securities purchase agreement. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on October 26, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. In August and October 2022, GS Capital Partners elected to make a partial conversion of $20,385 principal and $1,446 of accrued and unpaid interest thereon due on their note of October 11, 2021 into 27,531,479 shares of the Company’s common stock at a conversion prices of $0.0012 to $0.00036 per share under the conversion provision and terms of the note agreement.

On November 29, 2021, BlackStar Enterprise Group, Inc. and Sixth Street Lending LLC entered into a convertible promissory note totaling $45,750 and a securities purchase agreement. Details of the promissory note and securities purchase agreement can be found in the Form 8-K and exhibits filed on December 8, 2021. The Company and the holder executed the securities purchase agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. During the year ended December 31, 2022 the lender converted the outstanding principal of $45,750 and accrued and unpaid interest thereon of $2,288 into 27,899,255 shares of the Company’s common stock at conversion prices of 0.0016 to $0.0018 per share.

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

Shares or Warrants Issued for Compensation or Services

Details of past issuances of shares for services can be found in the annual report on Form 10-K for the year ended December 31, 2016. No issuances for compensation have been made in the past six fiscal years.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2022.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended December 31, 2022 and 2021. This MD&A should be read in conjunction with our financial statements as of December 31, 2022 and 2021. See section entitled “Forward-Looking Statements” above.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2022, we had an accumulated deficit totaling $9,374,967. This raises substantial doubts about our ability to continue as a going concern.

Overview

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) intends to act as a merchant bank as of the date of these financial statements. We currently trade on the OTC Pink Sheets under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our wholly-owned subsidiary, Blockchain Equity Management Corp., (“BEMC”), mainly in the areas of blockchain and distributed ledger technologies (“DLT”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT or blockchain. BlackStar intends to facilitate funding and management of DLT-involved companies through majority controlled joint ventures through its subsidiary BEMC.  BlackStar, through BEMC, intends to initially control and manage each venture. Potential ventures for both BlackStar and BEMC will be analyzed using the combined business experience of its executives, with BEMC looking to fill those venture criteria with companies in crypto-related businesses such as blockchain or DLT technologies. The Company does not intend to develop Investment Objectives or “criteria” in any manner but will rely on the acumen and experience of its executives. BlackStar is currently building a digital equity trading platform in order to trade registered BlackStar common shares in digital form (DWAC), and intends to use the platform design to provide custom subscription services to other public companies.

Recent Updates – BlackStar progress in 2022 was focused on pursuing the registration of shares underlying convertible notes, which entailed thoroughly describing many aspects of our new proposed line of business of trading common shares on a blockchain through the broker-dealer ecosystem. The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies in 2023. The Company’s next major step in its main feature, BlackStar’s Digital Trading Platform (“BDTP TM”), will be to engage an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to host the platform prior to implementation. To that end, the Company is exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTP TM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP TM is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM over the next 6 to 9 months. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. During 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. BlackStar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages of this multi-year engineering effort. During 2021-2022, BlackStar filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software. During 2022, BlackStar also filed with U.S. and foreign trademark offices for protection.

The Company’s success will be dependent upon its ability to analyze and manage the opportunities presented and is contingent upon successfully raising funds and ultimately SEC approval of our digital trading platform.

Currently in the testing phase, we estimate $100,000 to finalize the integration of the digital platform into the broker-dealer eco system once the SEC and FINRA clear BlackStar to promote broker dealers and or exchanges. The ability to obtain a licensee may be dependent on our ability to confirm that FINRA and the SEC will allow trading on our platform as described. If this is the case, the Company may alternatively seek to acquire an existing broker-dealer in order to become a FINRA-registered broker-dealer. Once we have secured a licensee broker-dealer, clearing firm, or ATS for the operations of the BDTP TM and begun operating the BDTP TM, we will seek subscriber companies desiring customized platforms. At that point, we will have the ability to showcase BDTP TM’s live operations. The technical platform operations and updates will be managed by Artuova, through our oversight and direction. The software building of additional platforms for subscriber companies may take as little as 48 hours. We have not yet developed our marketing campaign to seek out these customers, but plan to do so after securing our operating licensee, anticipated within the next six months. We anticipate our overall expansion of services into the blockchain industry within the next twelve months.

Based on our current cash reserves of approximately $62,085 as of December 31, 2022, we have the cash for an operational budget of approximately three (3) months. We intend to offer a private placement of preferred shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in spring of 2023. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2022, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

We have estimated $100,000 for each of the first three quarters of 2023 and $150,000 in the fourth quarter of 2023 for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the year ended December 31, 2022, we received funding through convertible promissory notes totaling $194,750 being received in net cash proceeds. In 2023, we received loans of an aggregate $50,000 from two investors, due nine months from receipt with interest at 11% per annum.

Results of Operations

Net loss for the year ended December 31, 2022 was $1,225,207 as compared to $2,183,567 for the year ended December 31, 2021, a decrease of $958,360. As explained below, most of the losses in those years was attributable to non-cash transactions from the issuance of convertible debt and other financings during the years.

In 2022, non-cash expenses associated with convertible debt financings were $522,854 as compared to $1,067,537 in 2021, a decrease of $544,683. This decrease is substantially non-cash and predominately due to the decrease in amortization of discounts on debt issuances and conversion features of the convertible promissory notes that we have used to finance our continued operations, as convertible debt financings decreased in 2022 as compared to 2021. In 2021, the Company issued common stock, in lieu of cash payments, valued at $423,779 for interest and loan fees as compared to no issuances for these costs and expenses in 2022.

General and administrative expenses in 2022 were $62,235, a decrease of $398,546 from general and administrative expenses of $460,781 in 2021. In 2021, the Company incurred $411,779 in cash and stock payments for fund raising fees as compared to no costs incurred of this nature being incurred in 2022. General and administrative costs in 2021, exclusive of fees for fund raising, were $49,002 for investor relations, filing fees, transfer agent fees and overhead operational costs. Similar operational and overhead costs incurred in 2022 were $62,235.

In 2022 the Company paid related party management consulting fees to IHG of $294,401 as compared to $344,642 paid in 2021.

Legal and professional fees of $127,392 for the year ended December 31, 2022 increased by $25,352 from $102,040 for the year ended December 31, 2021. Fees for both 2022 and 2021 were predominately for SEC regulatory and statutory filings, fees for annual audit and quarterly reviews and filings for a Registration Statement on Form S-1 to register underlying common shares for issuance to investors.

Liquidity and Capital Resources

As of December 31, 2022, we had a working capital deficit of $971,295 and cash of $62,085, as compared to a working capital deficit of $283,054 and cash of $518,539 as of December 31, 2021. The decrease in cash and increase in working capital deficit was due primarily to the decrease in debt funding during 2022 as compared to 2021, with all new debt issuances maturing within one year of date of issuance. The Company used new and existing fundings to maintain operating activities and complete software development and patent filings with the USPTO for its digital trading platform. During 2022, we used $543,604 of cash for operating activities. In 2022, we paid $11,634 in investing activities for software development and patent costs and incurred an additional $70,251 in legal fees for patent costs which amount is included in accounts payable as of December 31, 2022. During 2021, we used $518,810 of cash for operating activities, and paid $98,438 in investing activities for software development costs of $58,000 and incurred legal fees for patent costs of $71,800, of which $31,442 is included in accounts payable at December 31, 2021.

Substantially all of our funding has been from convertible debt financings in 2022 and 2021. The debt instruments were with non-related investment firms, carried an interest rate of 10%, matured six months to one year from date of financing and were convertible into shares of the Company’s common stock at a discount to the trading prices of the common shares of 35% to 40%. During 2022, we issued convertible debt with a face value of $210,250, receiving cash proceeds of $194,750. During 2021, we issued convertible debt with a face value of $1,137,750, receiving cash proceeds of $1,171,500. In 2022, note holders were issued 405,010,195 shares of common stock for conversion of $619,211 face value of debt and related accrued interest and fees. Note holders were issued 18,079,985 shares of common stock for conversion of $298,000 face value of debt and related accrued interest and fees in 2021. We had a net increase in liquidity from financings of $98,784 in 2022 and $1,102,720 in 2021. In 2022, we issued 12,795,700 shares of common stock to warrant holders in a cashless exercise of warrants at $0.0023 per share.

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

Availability of Additional Capital

Notwithstanding our success in raising net cash proceeds of $194,750 and $1,171,500 from convertible debt financing in 2022 and 2021, respectively, there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company feels it has sufficient capital to pay expenses and implement our platform of blockchain features in the second quarter of 2023.

Any additional financing may be dilutive to our stockholders, new equity securities may have rights, preferences, or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of December 31, 2022, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until our digital trading platform is operational. Accordingly, we must raise capital from sources other than the actual revenue from issuance of memberships in our digital trading platform.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of December 31, 2022 and 2021 and are included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACKSTAR ENTERPRISE GROUP, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blackstar Enterprise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstar Enterprise Group, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2016

Lakewood, CO

April 5, 2023

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS

Current Assets
Cash	$62,085	$518,539
Prepaid expenses	—	5,000

Total current assets	62,085	523,539

Intangibles	241,685	159,800

Total Assets	$303,770	$683,339

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$97,750	$43,042
Accrued payables	150,691	74,742
Convertible notes payable, net of discounts of $7,835
and $534,856 at December 31, 2022 and 2021	784,939	689,169

Total current liabilities	1,033,380	806,953

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 2,000,000,000 and 700,000,000 shares authorized; $0.001 par value
546,495,214 and 128,689,319 shares issued and outstanding
at December 31, 2022 and 2021	546,495	128,689
Additional paid in capital	8,097,862	7,896,457
Accumulated deficit	(9,374,967)	(8,149,760)

Total stockholders' deficit	(729,610)	(123,614)

Total Liabilities and Stockholders' Deficit	$303,770	$683,339

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Revenue	$—	$—

Operating expenses
Legal and professional	127,392	102,040
Management consulting - related party	294,401	344,642
General and administrative	62,235	460,781

Total operating expenses	484,028	907,463

Other expense (income)
Amortization of discount on convertible notes	482,348	998,673
Amortization of convertible debt issuance costs	40,506	68,864
Interest expense	218,325	208,567

Other expense (income)	741,179	1,276,104

Net (loss)	$(1,225,207)	$(2,183,567)

Net (loss) per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	272,030,056	117,171,748

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2022

	Common Stock		Preferred Stock

		Amount		Amount	Additional Paid	Accumulated	Stockholders’
	Shares	($0.001Par)	Shares	($0.001Par)	in Capital	Deficit	Deficit

Balances - December 31, 2020	101,063,806	$101,063	1,000,000	$1,000	$5,829,279	$(5,966,193)	$(34,851)

Shares issued for conversion of notes and interest	18,079,985	18,080	—	—	295,305	—	313,385
Beneficial conversion feature of convertible note	—	—	—	—	1,337,750	—	1,337,750
Shares issued for loan costs	300,000	300	—	—	23,700	—	24,000
Shares issued for financing fees	1,078,862	1,079	—	—	41,923	—	43,002
Shares issued for software development	500,000	500	—	—	19,500	—	20,000
Shares issued to debt holders for registration costs	7,666,666	7,667	—	—	349,000	—	356,667
Net loss	—	—	—	—	—	(2,183,567)	(2,183,567)

Balances - December 31, 2021	128,689,319	128,689	1,000,000	1,000	7,896,457	(8,149,760)	(123,614)

Shares issued for conversion of notes and interest	405,010,195	405,010	—	—	214,201	—	619,211
Shares issued for cashless warrant exercise	12,795,700	12,796	—	—	(12,796)	—	—
Net loss	—	—	—	—	—	(1,225,207)	(1,225,207)

Balances - December 31, 2022	546,495,214	$546,495	1,000,000	$1,000	$8,097,862	$(9,374,967)	$(729,610)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash Flows From Operating Activities
Net (loss)	$(1,225,207)	$(2,183,567)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible note issue costs	40,506	68,864
Amortization of discounts on convertible notes	482,348	998,673
Amortization of interest on convertible notes	19,667	59,997
Interest and loan fees paid in stock	—	423,779
Changes in operating assets and liabilities
Decrease (increase) in prepaids	5,000	46,224
(Decrease) in accounts payable	(15,543)	(18,280)
Increase in accrued payables	149,625	85,500

Cash used in operating activities	(543,604)	(518,810)

Cash Flows From Investing Activities
Software and patent costs	(11,634)	(98,358)

Cash used in investing activities	(11,634)	(98,358)

Cash Flows From Financing Activities
Proceeds from convertible notes, net of offering costs
and original issue discount	194,750	1,171,500
Repayments of notes payable	(95,966)	(50,000)
Repayments of advances to related party	—	(18,780)

Net cash provided by financing activities	98,784	1,102,720

Net increase (decrease) in cash	(456,454)	485,552

Cash, beginning of period	518,539	32,987

Cash, end of period	$62,085	$518,539

Supplemental disclosure of non-cash investing
and financing activities

Beneficial conversion feature initially recorded as debt discount	$—	$1,337,750
Notes payable and interest converted to common stock	$619,211	$313,385
Common stock issued for software	$—	$20,000
Common stock issued for loan costs	$—	$67,002
Common stock issued to debt holders for registration costs	$—	$356,667
Cashless exercise of common stock warrant	$29,430	$—
Accounts payable for intangibles	$70,251	$—

Cash paid for interest on debt	$10,647	$4,400

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company intends to act as a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures through a wholly-owned subsidiary, Blockchain Equity Management Corp (“BEMC”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which they control the venture until divestiture or spin-off by developing the businesses with capital. BlackStar formed a subsidiary nonprofit company, Blockchain Industry SRO Inc. (“BI”) in 2017. BI’s business plan is to act as a self-regulatory membership organization for the crypto-equity industry and set guidelines and best-practice rules by which industry members would abide. BlackStar will provide management of this entity under a services contract.

Basis of presentation

The accompanying consolidated financial statements include BlackStar and its wholly owned subsidiaries: Blockchain Equity Management Corp. and Blockchain Industry SRO Inc., and were prepared from the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP). All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2022 and 2021, the Company has generated no revenues and has incurred losses. As of December 31, 2022, the Company had cash of $62,085, negative working capital of $971,295 and an accumulated deficit of $9,374,967. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Cash and cash equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2022 and 2021, the Company had no deposits in excess of the FDIC insured limits.

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent pronouncements

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

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2022 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

 Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 4 – INTANGIBLES

Intangibles at December 31, 2022 and 2021 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2022	2021
Software	$90,000	$88,000
Patents	151,685	71,800

	$241,685	$159,800

NOTE 5 – STOCKHOLDERS’ DEFICIT

On July 8, 2022, the majority shareholder of the Company submitted written consent to the resolution to increase the authorized common stock from 700,000,000 to 2,000,000,000, with an effective date of the Amendment to the Articles of Incorporation of August 5, 2022. Following the increase in authorized shares proposed by the Company’s Board of Directors, the Company has 2,000,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock (no change in preferred), with no changes in the shares outstanding of either the common stock or preferred stock as a result of the increase.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

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

Common Stock

During the year ended December 31, 2022, the Company issued shares of its common stock as follows:

●	405,010,195 shares for conversion of $619,211 principal and interest on convertible notes payable.
●	12,795,700 shares for exercise of previously issued warrants at $0.0023 per share. The exercise price was revised to $0.0023 per share from $0.25 per share as per antidilution provision of the warrant agreement. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 118,800 shares of common stock.

During the year ended December 31, 2021, the Company issued shares of its common stock as follows:

●	18,079,985 shares for conversion of $313,385 principal and interest on convertible note payable.
●	300,000 shares valued at $24,000 ($0.08 per share) to a convertible note holder as consideration for the Company’s entering into certain third party transactions which were in default of the convertible promissory note, security purchase agreement and other related documents entered into on November 16, 2020.
●	1,078,862 shares valued at $43,002 as consideration for financing fees for loans made to the Company.
●	500,000 shares valued at $20,000 ($0.04 per share) as partial consideration for software development costs.
●	2,666,666 shares valued at $106,667 ($0.04 per share) to a convertible note holder. These shares have been issued as a condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement. The resale registration statement was not filed in the period stipulated in the agreement with the note holder, and accordingly the $106,667 value of the shares has been charged to operations during the year ended December 31, 2021.
●	5,000,000 shares valued at $250,000 ($0.05 per share) to a convertible note holder. These shares were issued as a condition that the Company files a resale registration statement covering the underlying convertible shares. The shares are returnable to the Company upon the effective date of the registration statement. The resale registration statement was not filed in the period stipulated in the agreement with the note holder, and accordingly the $250,000 value of the shares has been charged to operations during the year ended December 31, 2021.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 6 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exercisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The Company recognized a warrant expense of $132,593 at the time of grant of the warrants. At December 31, 2022, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

A summary of warrant activity during the years ended December 31, 2021 and 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – December 31, 2020	540,000	$0.31	2.99
Exercised	—
Expired	—
Outstanding and exercisable – December 31, 2021	540,000	$0.31	1.99
Exercised	(118,800)
Expired	(100,000)
Outstanding and exercisable – December 31, 2022	321,200	$0.25	1.32

NOTE 7 – CONVERTIBLE NOTES

GS CAPITAL PARTNERS

(i) On December 4, 2020, the Company entered into a financing arrangement with GS Capital Partners LLC. The face value of the note is $55,000 at an interest rate of 10% and the maturity date is December 2, 2021. At the time of the disbursement the Company received $45,000 net cash proceeds, as there was a deduction from proceeds to the Company of $10,000 for original interest discount and placement costs. The repayment is a lump sum payment on the due date or is convertible into Company common stock at the discretion of the lender. The conversion, if chosen, will be at 50% of the two lowest trading days in the previous ten-day period prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note. During the year ended December 31, 2021, GS Capital elected to convert the $55,000 principal and $2.936 of accrued and unpaid interest due on the note into 3,612,003 shares of the Company’s common stock under the conversion provision and terms of the note agreement.

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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 7 – CONVERTIBLE NOTES (continued)

There are no warrants or options attached to this note. The Company received net proceeds from the loan of $50,000, after legal and financing fees of $10,000. In August and October 2022, GS Capital Partners elected to make a partial conversion of $20,385 principal and $1,446 of accrued and unpaid interest thereon due on their note of October 11, 2021 into 27,531,479 shares of the Company’s common stock at a conversion prices of $0.0012 to $0.00036 per share under the conversion provision and terms of the note agreement.

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

(iii) On January 15, 2021, the Company entered into a financing agreement with Power Up Lending Group to borrow $43,500. The note bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 61% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 20,871,651 shares for conversion. Net proceeds from the loan were $40,000, after legal fees of $3,500. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $43,500 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 7 – CONVERTIBLE NOTES (continued)

note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. In July 2021, Power Up elected to convert (in two tranches) the total principal of $43,500 due on the note, together with accrued and unpaid interest thereon of $2,175, into an aggregate 3,572,791 shares of the Company’s common stock (1,304,348 shares at $0.0138 per share and 2,268,443 shares at $0.0122 per share) under the conversion provision and terms of the note agreement.

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 7 – CONVERTIBLE NOTES (continued)

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

SE HOLDINGS LLC

On January 26, 2021, the Company entered into a financing agreement with SE Holdings LLC to borrow $220,000. The note bears interest at 10%, with a default rate of 24%, and is convertible, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest trading price of the Company’s common stock for the previous twenty trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 44,000,000 shares for conversion. Net proceeds from the loan were $177,500, after original issue discount of $20,000 and legal fees and offering costs of $22,500. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $220,000 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. The Company has recorded interest on the note at the default rate of 24% from the maturity date of the note through December 31, 2022.

ADAR ALEF, LLC

On April 29, 2021, the Company entered into a financing agreement with Adar Alef, LLC (“Adar Alef”) to borrow $550,000. The note matured on April 29, 2022. bears interest at 10%, with a default rate of 24%, and is convertible at the option of the holder, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest closing bid prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 7 – CONVERTIBLE NOTES (continued)

86,105,000 shares for conversion. The Company received the net proceeds from the loan of $462,000, after original issue discount, legal fees and offering costs of $88,000. In February and March 2022, Adar Alef elected to make a partial conversion of $76,500 principal and $6,296 of accrued and unpaid interest thereon due on the note, in three tranches, into an aggregate 21,504,766 shares of the Company’s common stock at prices of $0.0023 to $0.0064 per share under the conversion provision and terms of the note agreement.

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

1800 DIAGONAL LENDING LLC (formerly Sixth Street Lending LLC)

On November 29, 2021, the Company entered into a financing agreement with Sixth Street Lending LLC to borrow $45,750,000. The note matured on November 30, 2022, bore interest at 10%, with a default rate of 22%, and was convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading price of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 21,436,938 shares for conversion. Net proceeds from the loan were $42,000, after legal fees and offering costs of $3,750. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $45,750 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. During the year ended December 31, 2022 the lender converted the outstanding principal of $45,750 and accrued and unpaid interest thereon of $2,288 into 27,899,255 shares of the Company’s common stock at conversion prices of 0.0016 to $0.0018 per share.

On February 14, 2022, the Company entered into a financing agreement with Sixth Street Lending LLC to borrow $55,750. The note matures on February 14, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading price of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 47,871,198 shares for conversion. Net proceeds from the loan were $52,000, after legal fees and offering costs of $3,750. In August through October 2022, 1800 Diagonal Lending LLC elected to make a conversion of the outstanding principal of $55,750 on their note of February 14, 2022 and related accrued and unpaid interest of $2,788, in four tranches, into an aggregate 53,250,406 shares of the Company’s common stock at prices of $0.0006 to $0.0017 per share under the conversion provision and terms of the note agreement.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 7 – CONVERTIBLE NOTES (continued)

On May 5, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $55,750. The note matures on May 5, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading price of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 43,537,683 shares for conversion. Net proceeds from the loan were $52,000, after legal fees and offering costs of $3,750. In November and December 2022, the lender elected to make a partial conversion of $32,150 principal due on the note of May 5, 2022 into an aggregate 55,377,648 shares of the Company’s common stock at conversion prices of $0.00046 to $0.00078 per share under the conversion provision and terms of the note agreement.

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

QUICK CAPITAL LLC

On November 23, 2020, the Company entered into a financing agreement with Quick Capital LLC (“Quick Capital”) to borrow $33,275 with a due date of July 16, 2021. The note bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. The conversion price is to be calculated at 60% of the 2 lowest trading prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 12,000,000 shares for conversion. Net proceeds from the loan were $25,000, after legal fees and offering costs of $8,275. The Company has recorded the conversion feature as a beneficial conversion feature. The fair value of $33,275 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

In April 2022, Quick Capital issued a notice of default on the $33,275 convertible note dated November 16, 2020 and stated that the outstanding amount due on the note is $133,317, the default interest per annum is 24%, and that the conversion price is the lowest trading price during the delinquency period with a 50% discount. The Company has recorded accrued default interest on the note at the rate of 24% per annum from May 24, 2021(date of default) to December 31, 2022. The Company and Quick Capital have been in discussions to reach a reasonable and fair settlement of the balance due on the financing agreement.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 7 – CONVERTIBLE NOTES (continued)

In November and December 2022, Quick Capital made a partial conversion of the outstanding amounts due of $45,109 into an aggregate 124,978,374 shares of the Company’s common stock at conversion prices of $0.00030 to $0.00045 per share under the conversion provision and terms of the note agreement. The Company has recorded the conversion amount to accrued and unpaid interest. At December 31, 2022, the accompanying financial statements reflect an outstanding balance due to Quick Capital of $33,275 and accrued interest of $3,595. These balances represent the Company’s proposal for settlement with Quick Capital.

Convertible notes payable at December 31, 2022 and 2021 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	December 31, 2022	December 31, 2021

GS Capital Partners LLC	$60,000	8%	Oct. 11, 2022	$39,615	$60,000

Power UP Lending Group Ltd.	$103,750	10%	July 26, 2022	$—	$103,750
	$78,750	10%	July 28, 2022	$—	$78,750
	$53,750	10%	Sept. 1, 2022	$—	$53,750
	$78,750	10%	Oct. 1, 2022	$—	$78,750

SE Holdings LLC	$220,000	10%	Jan. 26, 2022	$220,000	$220,000

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$377,534	$550,000

1800 Diagonal Lending LLC (formerly Sixth Street Lending LLC)	$45,750	10%	Nov. 29, 2022	$—	$45,750
	$55,750	10%	May 5, 2023	$23,600	$—
	$43,750	10%	Aug. 30, 2023	$43,750	$—
	$55,000	10%	Oct. 31, 2022	$55,000	$—

Discount				$(7,835)	$(534,856)

				$784,939	$689,169

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported at December 31, 2022 and 2021 is as follows:

	Income tax valuation allowance

	2022	2021

Net loss before income taxes	$(1,225,207)	$(2,183,567)
Adjustments to net loss
Convertible note expense	482,348	998,373
Net taxable income (loss)	(742,859)	(1,185,194)
Income tax rate	26%	26%
Income tax recovery	193,143	308,150
Valuation allowance change	(193,143)	(308,150)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets at December 31, 2022 and 2021 are as follows:

	Components of deferred income tax assets

	2022	2021
Net operating loss carryforward	$3,240,925	$2,498,066

Valuation allowance	(3,240,925)	(2,498,066)

Net deferred income tax asset	$—	$—

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the years ended December 31, 2022 and 2021 the Company paid related party management fees to IHG of $294,401 and $344,642, respectively.

During the years ended December 31, 2022 and 2021, there were no advances from related parties. In 2021, the Company repaid a former officer of the Company $18,780 for advances previously made.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2022 and 2021, there were no legal proceedings against the Company.

NOTE 12 – SUBSEQUENT EVENTS

In January and March 2023, 1800 Diagonal Lending LLC elected to convert, in three tranches, the outstanding principal balance of $23,600 and accrued and unpaid interest thereon of $2,788 due on their note of May 5, 2022 into 75,643,939 shares of the Company’s common stock at prices of $0.00033 to $0.00036 per share under the conversion provision and terms of the note agreement.

In March 2023, 1800 Diagonal Lending LLC elected to make a $7,540 partial conversion of the principal portion of their August 30, 2022 note into 29,000,000 shares of the Company’s common stock at a conversion price of $0.00026 per share under the conversion provision and terms of the note agreement.

In March 2023, the Company borrowed $25,000 from each of two individuals, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay each of the loans in cash including interest at 11% and an additional 3,750,000 shares of the Company’s common stock to each of the lenders; or will issue each of the lenders 7,500,000 shares of the Company’s common stock in full satisfaction of the principal loan amount of $25,000 and related unpaid and accrued interest thereon.

The Company has analyzed its operations subsequent to December 31, 2022 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is Management’s responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company’s management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our Company may encounter in the future.

Due to insufficient funds during the year ended December 31, 2022, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of March 31, 2023.

Name	Age	Position
Joseph E. Kurczodyna	69	Acting Chief Executive Officer, Chief Financial Officer and Director
Robert LaPointe, Jr.	73	Director

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

On November 22, 2022, the Board accepted the resignation of John Noble Harris as Chief Executive Officer and President of Blackstar Enterprise Group, Inc., and appointed Joseph E. Kurczodyna as Acting Chief Executive Officer for 90 days or until new Officers are appointed. Mr. Kurczodyna will also remain Chief Financial Officer.

Mr. Harris remained a director until his passing on December 15, 2022.

BIOGRAPHICAL INFORMATION

Joseph E. Kurczodyna, Acting Chief Executive Officer, Chief Financial Officer and Director

Working with various Commodity and Stock brokerage firms in Chicago and Denver Mr. Kurczodyna began his career in 1977 trading Bonds and T-Bill futures. In the 1980’s, he focused on underwriting early-stage companies. As a principle with Mills Financial, a registered Broker Dealer with the SEC and NASD, he underwrote and syndicated the Western International Gold & Silver (WIGS) in 1984. In 1991, Mr. Kurczodyna purchased Mills Financial and was the firm’s President and General Principle. While leading Mills Financial, he underwrote and funded several private placements and IPO’s. In 1998, Mills was the lead underwriter for United Financial Mortgage Corp. (UFMC), which was eventually listed on the American Stock Exchange. From 2004 to 2009, Mr. Kurczodyna was the CEO of Capital Merchant Bank LLC, an independent investment banker. From 2006-2008 he acted as the CFO and Director of OnMedia International. In 2009, Mr. Kurczodyna founded Patriot Mortgage Acceptance Corp., a private mortgage company. In 2014, Mr. Kurczodyna was one of the founders of International Hedge Group Inc. (IHG). In 2016, IHG acquired 44,400,000 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc. As of December 31, 2020, IHG owned 4,792,702 shares of common stock and 1,000,000 Class A Preferred shares in BlackStar Enterprise Group Inc., and Mr. Kurczodyna became the controlling shareholder of IHG by issuance of super majority voting preferred shares.

Robert LaPointe, Jr., Director as of November 22, 2022

Mr. LaPointe began his career as an aerospace engineer with Ball Aerospace in 1988, where he remained until his retirement in 2016, though he continues to work there part time. Mr. LaPointe also served as vice president of a small company, Dataflow Technologies, that designed data acquisition systems for energy monitoring in buildings from 1982 to 1988. Throughout his career, Mr. LaPointe also did nuclear research, was in chemical operations at Syntex Corp for production of pharmaceuticals, and has a background in ranching, farming, and construction. Mr. LaPointe brings to the Company experience in both large and small corporations and his strengths include scientific research and technology. Mr. LaPointe holds Bachelor of Science in Chemistry and Physiology (Colorado State University), and a Master of Science in Electrical Engineering (University of Idaho), and is an Army veteran of the Vietnam war.

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

AUDIT COMMITTEE

We have formed a non-independent audit committee in October 2016 to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the compliance by the Company with legal and regulatory requirements and (3) the independence and performance of the Company’s internal and external auditors. Joe Kurczodyna, as

Chairman, and John Harris acted as the initial members of the Audit Committee, however it is now the board of directors serving in this role.

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

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the Fall of 2023 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2022, 2021, 2020, and 2019.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($) (See Footnotes)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensa-tion ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

John Noble Harris, CEO (4)	2022	0	0	0	0	0	0	$294,401	(5)	$294,401	(5)
	2021	0	0	0	0	0	0	$344,642	(3)	$344,642	(3)
	2020	0	0	0	0	0	0	$100,530	(2)	$100,530	(2)
	2019	0	0	0	0	0	0	$104,720	(1)	$104,720	(1)
Joseph E. Kurczodyna, CFO, Acting CEO (4)	2022	0	0	0	0	0	0	$294,401	(5)	$294,401	(5)
	2021	0	0	0	0	0	0	$344,642	(3)	$344,642	(3)
	2020	0	0	0	0	0	0	$100,530	(2)	$100,530	(2)
	2019	0	0	0	0	0	0	$104,720	(1)	$104,720	(1)

All Current Executive Officers	2022	0	0	0	0	0	0	$294,401	(5)	$294,401	(5)

 _____________

(1)	Management collectively, through IHG, was paid consulting fees of $104,720 for the year ended December 31, 2019.

(2)	Management collectively, through IHG, was paid consulting fees of $100,530 for the year ended December 31, 2020.

(3)	Management collectively, through IHG, was paid consulting fees of $344,642 for the year ended December 31, 2021.

(4)	Mr. Harris resigned as an officer and director effective November 22, 2022. Mr. Kurczodyna was appointed acting CEO on the same date.

(5)	Management collectively, through IHG, was paid consulting fees of $294,401 for the year ended December 31, 2022.

Management fees as of December 31, 2022

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the year ended December 31, 2022, the

Company recorded related party management fees of $294,401. Management fees are estimated to be $31,000 for the three months ended March 31, 2023.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control. Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached as Exhibit 10.1 to the Amend. No. 1 to the Form 10-K for the year ended December 31, 2017. The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agreed to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy. IHG have continued to consult for the Company and for their services, they have been paid $294,401 and $344,642 for the years ended December 31, 2022 and 2021, respectively.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for BlackStar Enterprise Group, Inc.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the “Summary Executives’ Compensation Table” during the years ended December 31, 2022, 2021, 2020, and 2019:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Noble Harris,	2022	0	0	0	0	0	0	$0
Director (1)	2021	0	0	0	0	0	0	$0
	2020	0	0	0	0	0	0	$0
	2019	0	0	0	0	0	0	$0

Joseph E. Kurczodyna,	2022	0	0	0	0	0	0	$0
Director	2021	0	0	0	0	0	0	$0
	2020	0	0	0	0	0	0	$0
	2019	0	0	0	0	0	0	$0

Robert LaPointe, Jr. Director (2)	N/A	0	0	0	0	0	0	$0

All Current Directors	2022	0	0	0	0	0	0	$0

 _______

(1)	Mr. Harris resigned as an officer and director effective November 22, 2022.
(2)	Mr. LaPointe was elected director effective November 22, 2022.
61

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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective December 1, 2016, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2022, we have granted no stock options to purchase any shares of our common stock under the Plan.

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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of March 15, 2023.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	The estate of John Noble Harris, Former Chief Executive Officer and Director (3)(4)(6)	9,119,369	1.47%	9,119,369	1.47%

Class A Preferred Convertible Stock	The estate of John Noble Harris, Former Chief Executive Officer and Director (3)(4)(6)	1,000,000	100%	N/A	N/A

Common Stock	Joseph E. Kurczodyna, Acting Chief Executive Officer, Chief Financial Officer and Director (3)(4)	9,119,369	1.47%	9,119,369	1.47%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Acting Chief Executive Officer, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Robert LaPointe, Jr., Director (7)	342,593	0.06%	342,593	0.06%

Common Shares	All Directors and Executive Officers as a Group (2 persons) (7)	9,461,962	1.52%	9,461,962	1.52%

Preferred Shares	All Directors and Executive Officers as a Group (2 persons)	1,000,000	100%	N/A	N/A

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 622,460,353 common shares issued and outstanding on a fully diluted basis as of March 15, 2023. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any shares reserved under convertible notes).

(3)	Mr. Kurczodyna and the estate of Mr. Harris are an individual and an estate owning and/or controlling International Hedge Group, Inc. and deemed beneficial owners. Mr. Harris passed away on December 15, 2022.

(4)	International Hedge Group, Inc. (“IHG”), the estate of Mr. Harris, and Mr. Kurczodyna are shown collectively as each own significant IHG common shares. IHG also controls voting of the BlackStar Class A Super Majority Voting Preferred stock which votes 60% of the common at all times. Mr. Kurczodyna additionally has effective control of IHG through IHG Class A Super Majority Voting Preferred shares.

(5)	Including other affiliate companies of Mr. Kurczodyna and the estate of Mr. Harris. The estate of Mr. Harris owns 2,884,445 shares and 1,442,222 through an affiliated company, for a total of 4,326,667 (0.70%), not including ownership in IHG. Mr. Kurczodyna owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (0.70%), not including ownership in IHG. Mr. Kurczodyna additionally has effective control of IHG through IHG Class A Super Majority Voting Preferred shares.
(6)	Mr. Harris resigned as an officer and director of the Company as of November 22, 2022.
(7)	Mr. LaPointe was elected a director of the Company effective November 22, 2022, and his holdings are reflected with Mr. Kurczodyna’s in the total.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	International Hedge Group, Inc. (4)	4,792,702	0.77%	4,792,702	0.77%
Class A Preferred Convertible Stock	International Hedge Group, Inc. (4)	1,000,000	100%	N/A	N/A
Common Stock	Estate of John Noble Harris, Former Chief Executive Officer and Director (3)(4)(6)	9,119,369	1.47%	9,119,369	1.47%
Class A Preferred Convertible Stock	Estate of John Noble Harris, Former Chief Executive Officer and Director (3)(4)(6)	1,000,000	100%	N/A	N/A
Common Stock	Joseph E. Kurczodyna, Acting Chief Executive Officer, Chief Financial Officer and Director (3)(4)	9,119,369	1.47%	9,119,369	1.47%
Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Acting Chief Executive Officer, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A
Total Common		13,788,629	2.22%	13,788,629	2.22%
Total Class A Preferred Convertible Stock		1,000,000	100%	1,000,000	100%

________________

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 622,460,353 shares issued and outstanding on a fully diluted basis as of March 15, 2023. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any shares reserved under convertible notes).

(3)	Mr. Kurczodyna and the estate of Mr. Harris are an individual and estate owning and controlling International Hedge Group, Inc. and deemed beneficial owners. Mr. Harris passed away on December 15, 2022.

(4)	International Hedge Group, Inc. (“IHG”), the estate of Mr. Harris, and Mr. Kurczodyna are shown collectively as they jointly own IHG. IHG also controls voting of the BlackStar Class A Super Majority Voting Preferred stock which votes 60% of the common at all times. Mr. Kurczodyna additionally has effective control of IHG through IHG Class A Super Majority Voting Preferred shares.

(5)	Including other affiliate companies of the estate of Mr. Harris and Mr. Kurczodyna. The estate of Mr. Harris owns 2,884,445 shares and 1,442,222 through an affiliated company, for a total of 4,326,667 (0.70%), not including ownership in IHG. Mr. Kurczodyna owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (0.70%), not including ownership in IHG. Mr. Kurczodyna additionally has effective control of IHG through IHG Class A Super Majority Voting Preferred shares.

(6)	Mr. Harris resigned as an officer and director of the Company as of November 22, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We incurred approximately $30,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2021. We incurred approximately $40,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2022.

During the fiscal years ended December 31, 2022 and 2021, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

 ___________________________

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
67

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.

/s/ Joseph E. Kurczodyna	April 6, 2023
Joseph E. Kurczodyna
(Acting Chief Executive Officer/Acting Principal Executive Officer)

/s/ Joseph E. Kurczodyna	April 6, 2023
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph E. Kurczodyna	April 6, 2023
Joseph E. Kurczodyna, Director

/s/ Robert LaPointe	April 6, 2023
Robert LaPointe, Jr., Director

