Form 10-Q
period 2023-03-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2023-05-15
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 683,446,845 shares of the registrant’s common stock, $0.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2023 AND DECEMBER 31, 2022

	2023	2022
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$36,603	$62,085
Prepaid expenses	4,009	—

Total current assets	40,612	62,085

Intangibles	248,686	241,685

Total Assets	$289,298	$303,770

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$117,674	$97,750
Accrued interest payable	172,822	150,691
Notes payable	50,000	—
Convertible notes payable, net of discounts of $4,445
and $7,835 at March 31, 2023 and December 31, 2022	757,189	784,939

Total current liabilities	1,097,685	1,033,380

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 700,000,000 shares authorized; $0.001 par value
651,139,153 and 546,495,214 issued and outstanding
at March 31, 2023 and December 31, 2022	651,139	546,495
Additional paid in capital	8,027,145	8,097,862
Common stock to be issued	4,500	—
Accumulated deficit	(9,492,171)	(9,374,967)

Total stockholders' deficit	(808,387)	(729,610)

Total Liabilities and Stockholders' Deficit	$289,298	$303,770

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	2023	2022
Revenue	$—	$—

Operating expenses
Legal and professional	44,652	36,199
Management consulting - related party	31,500	86,613
General and administrative	12,252	13,468

Total operating expenses	88,404	136,280

Other expense (income)
Amortization of discount on convertible notes	—	313,923
Amortization of convertible debt issuance costs	3,390	20,328
Interest expense	25,410	46,371

Other expense (income)	28,800	380,622

Net (loss)	$(117,204)	$(516,902)

Net (loss) per share - basic and diluted	$—	$—

Weighted average number of common shares
outstanding - basic and diluted	597,028,323	146,414,764

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Three Months Ended March 31, 2023

Balances - December 31, 2022	546,495,214	$546,495	1,000,000	$1,000	$8,097,862	$—	$(9,374,967)	$(729,610)

Shares issued for conversion of notes and interest	104,643,939	104,644	—	—	(70,717)	—	—	33,927
Shares to be issued for notes payable	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(117,204)	(117,204)

Balances - March 31, 2023	651,139,153	$651,139	1,000,000	$1,000	$8,027,145	$4,500	$(9,492,171)	$(808,387)

Three Months Ended March 31, 2022

Balances - December 31, 2021	128,689,319	$128,689	1,000,000	$1,000	$7,896,457	$—	$(8,149,760)	$(123,614)

Shares issued for conversion of notes and interest	63,311,934	63,312	—	—	233,009	—	—	296,321
Net loss	—	—	—	—	—	—	(516,902)	(516,902)

Balances - March 31, 2022	192,001,253	$192,001	1,000,000	$1,000	$8,129,466	$—	$(8,666,662)	$(344,195)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	2023	2022

Cash Flows From Operating Activities
Net (loss)	$(117,204)	$(516,902)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	3,390	20,328
Amortization of discounts on convertible notes	—	313,923
Amortization of interest on convertible notes	—	14,366
Interest paid in stock	491	—
Changes in operating assets and liabilities
Decrease in prepaids	—	3,750
Increase (decrease) in accounts payable	19,924	(10,248)
Increase in accrued interest payable	24,918	32,005

Cash used in operating activities	(68,481)	(142,778)

Cash Flows From Investing Activities
Software and patent costs	(7,001)	(845)

Cash used in investing activities	(7,001)	(845)

Cash Flows From Financing Activities
Proceeds from notes payable	50,000	—
Proceeds from convertible notes, net of offering costs
and original issue discount	—	52,000

Net cash provided by financing activities	50,000	52,000

Net increase (decrease) in cash	(25,482)	(91,623)

Cash, beginning of period	62,085	518,539

Cash, end of period	$36,603	$426,916

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$33,927	$296,321

Accounts payable for intangibles	$70,251	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Blockchain Equity Management Corp. and Blockchain Industry SRO Inc., and were prepared from the accounts of the Company in accordance with US GAAP. All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2023 and the year ended December 31, 2022, the Company has generated no revenues and has incurred losses. As of March 31, 2023, the Company had cash of $36,603, working capital deficiency of $1,057,073 and an accumulated deficit of $9,492,171. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2023 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 4 – INTANGIBLES

Intangibles at March 31, 2023 and December 31, 2022 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2023	2022
Software	$97,001	$90,000
Patents	151,685	151,685
	$248,686	$241,685

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 preferred shares, with a par value of $0.001 per share. The Company issued 1,000,000 shares of its Series A Preferred Series stockto IHG in fulfillment of the purchase agreement. These shares are convertible at a ratio of 100 shares of the common stock of the Company for each share of preferred stock of the Company.

Common Stock

In July 2022, the majority shareholder of BlackStar Enterprise Group, Inc. submitted written consent to the resolution to increase the authorized common stock from 700,000,000 to 2,000,000,000, with an effective date of the Amendment to the Articles of Incorporation of August 5, 2022. Following the increase in authorized shares proposed by the Company’s Board of Directors, the Company has 2,000,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock (no change in preferred), with no changes in the shares outstanding of either the common stock or preferred stock as a result of the increase.

During the three months ended March 31, 2023, the Company issued shares of its common stock as follows:

●	104,643,939 shares for conversion of $33,927 principal and interest on convertible notes payable.

During the three months ended March 31, 2022, the Company issued shares of its common stock as follows:

●	63,311,934 shares for conversion of $296,321 principal and interest on convertible notes payable.

At March 31, 2023, the Company has recorded common stock to be issued, valued at $4,500, as additional consideration for loans made to the Company during the period (See Note 8).

NOTE 6 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exerecisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The $132.953 fair value of the warrants was charged to operations when issued during the year ended December 31, 2019. At March 31, 2023, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

A summary of warrant activity during the three months ended March 31, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – December 31, 2022	321,200	$0.25	1.57
Exercised	—
Expired	—
Outstanding and exercisable – March 31, 2023	321,200	$0.25	1.07

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES

During the three months ended March 31, 2023, the Company had the following transations related to its convertible note financings:

●	In January and March 2023, 1800 Diagonal Lending LLC elected to convert, in three tranches, the outstanding principal balance of $23,600 and accured and upaid interest thereon of $2,787 due on their note of May 5, 2022 into 75,643,939 shares of the Company’s common stock at prices of $0.00033 to $0.00036 per share under the conversion provision and terms of the note agreement.

●	In March 2023, 1800 Diagonal Lending LLC elected to make a $7,540 partial conversion of the principal portion of their August 30, 2022 note into 29,000,000 shares of the Company’s common stock at a conversion price of $0.00026 per share under the conversion provision and terms of the note agreement.

In April 2022, Quick Capital LLC issued a notice of default on its $33,275 convertible note to the Company dated November 16, 2020 and stated that the outstanding amount due on the note is $133,317, the default interest per annum is 24%, and that the conversion price is the lowest trading price during the delinquency period with a 50% discount. The Company has recorded accrued default interest on the note at the rate of 24% per annum from May 24, 2021 (date of default) to March 31, 2023 based on the original loan value of $33,275. At March 31, 2023, the accompanying financial statements reflects an outstanding loan balance due to Quick Capital LLC of $33,275 and accrued interest of $5,564. The Company and Quick Capital LLC have been in discussions to reach a reasonable and fair settlement of the balance due on the financing agreement.

Convertible notes payable at March 31, 2023 and December 31, 2022 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	March 31, 2023	December 31, 2022

GS Capital Partners LLC	$60,000	8%	Oct. 11, 2022	$39,615	$39,615

SE Holdings LLC	$220,000	10%	Jan. 26, 2022	$220,000	$220,000

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$377,534	$377,534

1800 Diagonal Lending LLC	$55,750	10%	May 5, 2023	—	$23,600
	$43,750	10%	Aug. 30, 2023	$36,210	$43,750
	$55,000	10%	Oct. 31, 2022	$55,000	$55,000

Discount				$(4,445)	$(7,835)

				$757,189	$784,939

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

NOTE 8 – NOTES PAYABLE

In March 2023, the Company borrowed $25,000 from each of two individuals, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay the face amount of each of the loans in cash including interest at 11% and, in addition, will issue 3,750,000 shares of the Company’s common stock to each of the lenders. At maturity each of the lenders have the option to be issued, in leiu of cash payment of the outstanding debt, an additional 3,750,000 shares of the Company’s common stock in full satisfaction of the principal loan amount of $25,000 and related unpaid and accrued interest thereon. The Company has recorded the initial aggregate 7,500,000 common shares to be issued to the two lenders at $4,500, based on the $0.0006 closing trading price of it's common stock as of the date of the loan, as a component of stockholders’ deficit classified as common stock to be issued and is amortizing the $4,500 value of the shares as interest expense over the term of the loans. Amortization for the three months ended March 31, 2023 is $451.

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

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the three months ended March 31, 2023 and 2022 the Company recorded related party management fees of $31,500 and $86,613, respectively.

NOTE 10 – SUBSEQUENT EVENTS

In April 2023, 1800 Diagonal Lending LLC elected to make a $4,200 partial conversion of the principal portion of their August 30, 2022 note into 32,307,692 shares of the Company’s common stock at a conversion price of $0.00013 per share under the conversion provision and terms of the note agreement.

In May 2023, the Company borrowed $50,000 from an unrelated individual, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amount of $50,000 and related unpaid and accrued interest thereon.

The Company has analyzed its operations subsequent to March 31, 2023 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2023, we had an accumulated deficit of $9,492,171 and a working capital deficiency of $1,057,073. This raises substantial doubts about our ability to continue as a going concern.

Overview

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) intends to act as a merchant bank as of the date of these financial statements. We currently trade on the OTC Pink Sheets under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to blockchain and DLT companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in electronic fungible share-related ventures though our wholly-owned subsidiary, Blockchain Equity Management Corp. (“BEMC”), formerly known as Crypto Equity Management Corp., formed in September 2017. BEMC is currently non-operational, inactive and has no business or clients at this time. It is intended to offer advisory services as to how to implement use of a custom platform for the client’s equity based off of the BDTP TM. BEMC has not established any anticipated time frames or key milestones for BEMC business. BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT or blockchain. BlackStar intends to facilitate funding and management of DLT-involved companies through majority controlled joint ventures through its subsidiary BEMC BlackStar, through BEMC, intends to initially control and manage each venture. Potential ventures for both BlackStar and BEMC will be analyzed using the combined business experience of its executives, with BEMC looking to fill those venture criteria with companies in crypto-related businesses such as blockchain or DLT technologies. The Company does not intend to develop Investment Objectives or “criteria” in any manner but will rely on the acumen and experience of its executives. BlackStar is currently building a digital equity trading platform in order to trade registered BlackStar common shares in digital form (DWAC), and intends to use the platform design to provide custom subscription services to other public companies.

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

Recent Updates – Blackstar’s progress in 2022 was focused on pursuing the registration of shares underlying convertible notes, which entailed thoroughly describing many aspects of our new proposed line of business of trading common shares on a blockchain through the broker-dealer ecosystem. The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies in 2023. The Companies next major step in its main feature, Blackstar’s Digital Trading Platform (“BDTP TM”), which will need to be paired with an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to quote the shares prior to implementation. To that end, the Company is exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTP TM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP TM is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM over the next 6 to 9 months. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. BlackStar and its outside software developer, Artuova, previously successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. BlackStar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages of this multi-year engineering effort. Blackstar has filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software and, during 2022, also filed with U.S. and foreign trademark offices for protection.

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

At March 31, 2023 we have cash reserves of approximately $36,603, which enables us to sustain only limited operations. We intend to offer a private placement of preferred shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in spring of 2023. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties. We have estimated we will require approximately $100,000 quarterly for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the year ended December 31, 2022, we received funding through convertible promissory notes totaling $194,750 being received in net cash proceeds. In 2023, we received loans of an aggregate $50,000 from two investors, due nine months from receipt with interest at 11% per annum.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2022, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

Net loss for the three months ended March 31, 2023 was $117,204 as compared to $516,902 for the three months ended March 31, 2022, a decrease of $399,698. As explained below, the decrease is predominately attributable to non-cash transactions from the issuance of convertible debt and other financings.

For the three months ended March 31, 2022, we had significantly higher non-operating (other) expenses, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in total other expenses of $380,622 for the three months ended March 31, 2022 as compared to $28,800 for the three months ended March 31,2023. For the three months ended March 31, 2022, the Company recognized $334,251 for amortization of discount on convertible notes, as compared to $3,390 for the three months ended March 31, 2023. The decrease in 2023 is attributable to the maturity of loans outstanding loans and convertible debt conversions in the fiscal year ended December 31, 2022. Interest expense decreased to $25,410 in 2023 as compared to $46,371 in the 2022 period, as loans were converted from debt to equity.

General and administrative expenses in 2023 were $12,252 a decrease of $1,216 from general and administrative expenses of $13,468 in 2022. General and administrative costs, which were comparable for the 2023 to 2022 quarters, were for investor relations, filing fees, transfer agent fees and overhead operational costs.

In 2023, the Company paid management consulting fees to IHG of $31,500 as compared to $86,613 paid in 2022.

Legal and professional fees of $44,652 for the three months ended March 31, 2023 increased by $8,453 from $36,199 for the comparable period ended March 31, 2022. Fees for the 2023 and 2022 periods were predominately for SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor related fees for annual audits.

Liquidity and Capital Resources

At March 31, 2023, we had a working capital deficit of $1,057,073 and cash of $36,603 as compared to a working capital deficit of $971,295 and cash of $62,085, at December 31, 2022. The decrease in cash and increase in working capital deficit was due primarily to the utilization of available cash for operations and an increase in debt funding from $50,000 of loans received in the period ended March 31, 2023. The Company used new and existing fundings to maintain operating activities and filings of amendments to the Company’s Registration Statement on Form S-1 during the quarter. During the three months ended March 31, 2023, we used $68,481 of cash for operating activities and paid $7,001 in investing activities for software development. In the comparable 2022 period, operating activities utilized cash of $142,778 and investing activities for software development and patent costs utilized cash of $845.

Substantially all of our funding in 2023 and 2022 has been from notes and convertible debt financings from non-related investment firms and individuals. During the three months ended March 31, 2023, we borrowed $50,000 from two individuals. During the three months ended March 31,2022, we issued convertible debt with a face value of $55,750, receiving cash proceeds, net of financing costs, of $52,000. During the three months ended March 31, 2023, note holders were issued 104,643,949 shares of common stock for conversion of $33,927 face value of debt and related accrued interest and fees. In the comparable 2022 period, convertible note holders were issued 63,311,934 shares of common stock for conversion of $296,321 face value of debt and related accrued interest and fees in 2022.

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

Availability of Additional Capital

Notwithstanding our previous success in fund raising from notes and convertible debt financings there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company received $50,000 in debt financing during the three months ended March 31, 2023 which enabled us to sustain operations in the first quarter of 2023.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2023 and December 31, 2022, we had accumulated deficit of $9,492,171 and $9,374,967, respectively, and we will require additional working capital to fund operations through 2023 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Our registered independent auditors have issued an opinion on our financial statements as of December 31, 2022 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we obtain final SEC approval for our digital trading platform. There is no assurance that any revenue will be realized in the future. Accordingly, we must raise capital from sources other than the actual revenue from issuance of memberships in our digital trading platform.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2023

In March 2023, the Company borrowed $25,000 from each of two individuals, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay each of the loans in cash including interest at 11% and an additional 3,750,000 shares of the Company’s common stock to each of the lenders; or will issue each of the lenders 7,500,000 shares of the Company’s common stock in full satisfaction of the principal loan amount of $25,000 and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses.

In May 2023, the Company borrowed $50,000 from an unrelated individual, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amount of $50,000 and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: May 15, 2023	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Acting Chief Executive Officer,
Acting Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer,
Principal Accounting Officer)

