Form 10-Q
period 2023-06-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2023-08-14
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes	[X]	No	[_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[X]	No	[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 4, 2023, there were 1,134,572,435 shares of the registrant’s common stock, $0.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2023 AND DECEMBER 31, 2022

	2023	2022
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$19,942	$62,085
Prepaid expenses	6,237	—

Total current assets	26,179	62,085

Intangibles	302,287	241,685

Total Assets	$328,466	$303,770

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$164,382	$97,750
Accrued interest payable	201,298	150,691
Notes payable	125,000	—
Convertible notes payable, net of discounts of $1,433
and $7,835 at June 30, 2023 and December 31, 2022	711,988	784,939

Total current liabilities	1,202,668	1,033,380

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 2,000,000,000 shares authorized; $0.001 par value
1,034,080,127 and 546,495,214 issued and outstanding
at June 30, 2023 and December 31, 2022	1,034,080	546,495
Additional paid in capital	7,695,872	8,097,862
Common stock to be issued	9,000	—
Accumulated deficit	(9,614,154)	(9,374,967)

Total stockholders' deficit	(874,202)	(729,610)

Total Liabilities and Stockholders' Deficit	$328,466	$303,770

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$—	$—	$—	$—

Operating expenses
Legal and professional	46,236	40,426	90,888	76,625
Management consulting - related party	26,750	78,661	58,250	165,274
General and administrative	11,783	32,138	24,036	45,605

Total operating expenses	84,769	151,225	173,174	287,504

Other expense (income)
Amortization of discount on convertible notes	—	102,446	—	416,369
Amortization of convertible debt issuance costs	3,012	9,142	6,402	29,470
Interest expense	34,202	45,920	59,611	92,292

Other expense (income)	37,214	157,508	66,013	538,131

Net (loss)	$(121,983)	$(308,733)	$(239,187)	$(825,635)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	733,202,468	228,836,254	665,038,179	187,649,684

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Balances - December 31, 2022	546,495,214	$546,495	1,000,000	$1,000	$8,097,862	$—	$(9,374,967)	$(729,610)

Shares issued for conversion of notes and interest	487,584,913	487,585	—	—	(401,990)	—	—	85,595
Shares to be issued as consideration for notes payable	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(239,187)	(239,187)

Balances - June 30, 2023	1,034,080,127	$1,034,080	1,000,000	$1,000	$7,695,872	$9,000	$(9,614,154)	$(874,202)

Balances - December 31, 2021	128,689,319	$128,689	1,000,000	$1,000	$7,896,457	$—	$(8,149,760)	$(123,614)

Shares issued for conversion of notes and interest	143,872,288	143,872	—	—	317,712	—	—	461,584
Shares issued for cashless warrant exercise	12,795,700	12,796	—	—	(12,796)	—	—	—
Net loss	—	—	—	—	—	—	(825,635)	(825,635)

Balances - June 30, 2022	285,357,307	$285,357	1,000,000	$1,000	$8,201,373	$—	$(8,975,395)	$(487,665)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Balances - March 31, 2023	651,139,153	$651,139	1,000,000	$1,000	$8,027,145	$4,500	$(9,492,171)	$(808,387)

Shares issued for conversion of notes and interest	382,940,974	382,941	—	—	(331,273)	—	—	51,668
Shares to be issued as consideration for notes payable	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(121,983)	(121,983)

Balances - June 30, 2023	1,034,080,127	$1,034,080	1,000,000	$1,000	$7,695,872	$9,000	$(9,614,154)	$(874,202)

Balances - March 31, 2022	192,001,253	$192,001	1,000,000	$1,000	$8,129,466	$—	$(8,666,662)	$(344,195)

Shares issued for conversion of notes and interest	80,560,354	80,560	—	—	84,703	—	—	165,263
Shares issued for cashless warrant exercise	12,795,700	12,796	—	—	(12,796)	—	—	—
Net loss	—	—	—	—	—	—	(308,733)	(308,733)

Balances - June 30, 2022	285,357,307	$285,357	1,000,000	$1,000	$8,201,373	$—	$(8,975,395)	$(487,665)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	2023	2022
Cash Flows From Operating Activities
Net (loss)	$(239,187)	$(825,635)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	6,402	29,470
Amortization of discounts on convertible notes	—	416,369
Amortization of discounts on convertible note interest	—	18,956
Interest paid in stock	2,763	—
Changes in operating assets and liabilities
(Increase) in prepaids	—	(80)
Increase (decrease) in accounts payable	22,031	(17,370)
Increase in accrued payables	56,849	48,458

Cash used in operating activities	(151,142)	(329,832)

Cash Flows From Investing Activities
Payments for intangibles	(16,001)	(9,634)

Cash used in investing activities	(16,001)	(9,634)

Cash Flows From Financing Activities
Proceeds from notes payable	125,000	—
Payments on convertible debt	—	(50,122)
Proceeds from convertible notes, net of offering costs
and original issue discount	—	104,000

Net cash provided by financing activities	125,000	53,878

Net increase (decrease) in cash	(42,143)	(285,588)

Cash, beginning of period	62,085	518,539

Cash, end of period	$19,942	$232,951

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$85,595	$461,584
Accounts payable for intangibles	$44,601	$2,000
Cashless exercise of common stock warrant	$—	$29,430

Cash paid for interest on debt	$—	$4,829

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2023

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Blockchain Equity Management Corp. and Blockchain Industry SRO Inc., and were prepared from the accounts of the Company in accordance with US GAAP. All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2023 and the year ended December 31, 2022, the Company has generated no revenues and has incurred losses. As of June 30, 2023, the Company had cash of $19,942, working capital deficiency of $1,176,489 and an accumulated deficit of $9,614,154. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2023

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2023 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 4 – INTANGIBLES

Intangibles at June 30, 2023 and December 31, 2022 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2023	2022
Software	$106,001	$90,000
Patents	196,286	151,685
	$302,287	$241,685

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2023

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

Common Stock

In July 2022, the Company’s authorized common stock was increased from 700,000,000 to 2,000,000,000 shares, with an effective date of the Amendment to the Articles of Incorporation of August 5, 2022. There was no change in the shares outstanding of either the common stock or preferred stock as a result of the increase.

During the six months ended June 30, 2023, the Company issued shares of its common stock as follows:

●	487,584,913 shares for conversion of $85,595 principal and interest on convertible notes payable.

During the six months ended June 30, 2022, the Company issued shares of its common stock as follows:

●	143,872,288 shares for conversion of $461,584 principal and interest on convertible notes payable.
●	12,795,700 shares for exercise of previously issued warrants at $0.0023 per share. The exercise price was revised to $0.0023 per share from $0.25 per share as per antidilution provision of the warrant agreement. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 118,800 shares of common stock.

At June 30, 2023, the Company has recorded common stock to be issued, valued at $9,000, as additional consideration for loans made to the Company during the period (See Note 8).

NOTE 6 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exercisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The $132.953 fair value of the warrants was charged to operations when issued during the year ended December 31, 2019. At June 30, 2023, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

A summary of warrant activity during the six months ended June 30, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – December 31, 2022	321,200	$0.25	1.57
Exercised	—
Expired	—
Outstanding and exercisable – June 30, 2023	321,200	$0.25	.82

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES

During the six months ended June 30, 2023, the Company had the following transactions related to its convertible note financings:

•	1800 Diagonal Lending LLC converted, in three tranches, the outstanding principal balance of $23,600 together with accrued and unpaid interest thereon of $2,787 due on their note of May 5, 2022 into 75,643,939 shares of the Company’s common stock at conversion prices of $0.00033 to $0.00036 per share under the conversion provision and terms of the note agreement.
•	1800 Diagonal Lending LLC converted the total outstanding principal balance of $43,750 together with accrued and unpaid interest thereon of $2,788 due on their note of August 30, 2022 into 305,250,000 shares of the Company’s common stock at conversion prices of $0.00013 to $0.00026 per share under the conversion provision and terms of the note agreement.
●	1800 Diagonal Lending LLC made a $6,070 partial conversion of the principal portion of their October 31, 2022 note into 46,692,308 shares of the Company’s common stock at a conversion price of $0.00013 per share under the conversion provision and terms of the note agreement.
•	GS Capital Partners made a $5,933 partial conversion, in two tranches, of the principal portion of their October 11, 2021 note together with accrued and unpaid interest of $1,267 into 59,998,666 shares of the Company’s common stock at a conversion price of $0.00012 per share under the conversion provision and terms of the note agreement.

In April 2022, Quick Capital LLC issued a notice of default on its $33,275 convertible note to the Company dated November 16, 2020 and stated that the outstanding amount due on the note is $133,317, the default interest per annum is 24%, and that the conversion price is the lowest trading price during the delinquency period with a 50% discount. The Company has recorded accrued default interest on the note at the rate of 24% per annum from May 24, 2021 (date of default) to June 30, 2023 based on the original loan value of $33,275. At June 30, 2023, the accompanying financial statements reflects an outstanding loan balance due to Quick Capital LLC of $33,275 and accrued interest of $7,555. The Company and Quick Capital LLC have been in discussions to reach a reasonable and fair settlement of the balance due on the financing agreement.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

Convertible notes payable at June 30, 2023 and December 31, 2022 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	June 30, 2023	December 31, 2022

GS Capital Partners LLC	$60,000	8%	October 11, 2022	$33,682	$39,615

SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$220,000

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$377,534	$377,534

1800 Diagonal Lending LLC	$55,750	10%	May 5, 2023	—	$23,600
	$43,750	10%	August 30, 2023	—	$43,750
	$55,000	10%	October 31, 2022	$48,930	$55,000

Discount				$(1,433)	$(7,835)

				$711,988	$784,939

NOTE 8 – NOTES PAYABLE

In March 2023, the Company borrowed $25,000 from each of two individuals, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay the face amount of each of the loans in cash, including interest at 11% and, in addition, will issue 3,750,000 shares of the Company’s common stock to each of the lenders. At maturity each of the lenders have the option to be issued, in lieu of cash payment of the outstanding debt, an additional 3,750,000 shares of the Company’s common stock in full satisfaction of the principal loan amount of $25,000 and related unpaid and accrued interest thereon. The Company has recorded the initial aggregate 7,500,000 common shares to be issued to the two lenders at $4,500, based on the $0.0006 closing trading price of the Company’s common stock as of the date of the loan, as a component of stockholders’ deficit classified as common stock to be issued and is amortizing the $4,500 value of the shares as interest expense over the term of the loans. Amortization for the six months ended June 30, 2023 is $1,964.

In May 2023, the Company borrowed $50,000 and $25,000 from two unrelated individuals, repayable nine months from date of borrowings with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, to the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the initial aggregate 11,250,000 common shares to be issued to the two lenders at $4,500, based on the $0.0004 closing trading price of the Company’s common stock as of the date of the loans, as a component of stockholders’ deficit classified as common stock to be issued and is amortizing the $4,500 value of the shares as interest expense over the term of the loans. Amortization for the six months ended June 30, 2023 is $799.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note.

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the six months ended June 30, 2023 and 2022, the Company recorded related party management fees of $58,250 and $165,274, respectively. For the three months ended June 30, 2023 and 2022, the Company recorded related party management fees of $26,750 and $78,661, respectively

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2023, the Board of Directors approved and authorized the issuance of shares of the Company’s common stock as follows:

●	1,000,000 shares to Robert LaPointe as a Director of the Company.
●	2,000,000 shares to new officers of the Company.
●	1,000,000 shares to new advisors of the Company.
●	150,000,000 shares reserved for issuance pursuant to a stock option plan to be adopted by the Company.

In July 2023, 1800 Diagonal Lending LLC made a $16,830 partial conversion, in two tranches, of the principal portion of their October 31, 2022 note into an aggregate 100,492,308 shares of the Company’s common stock at conversion prices of $0.00013 and $0.0002 per share under the conversion provision and terms of the note agreement.

On August 1, 2023, the Company borrowed $50,000 from an unrelated individual, repayable May 1, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon.

The Company has analyzed its operations subsequent to June 30, 2023 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2023, we had an accumulated deficit of $9,614,154 and a working capital deficiency of $1,176,489. This raises substantial doubts about our ability to continue as a going concern.

Overview

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) intends to act as a merchant bank as of the date of these financial statements. We currently trade on the OTC Pink Sheets under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our wholly-owned subsidiary, Blockchain Equity Management Corp., (“BEMC”), mainly in the areas of blockchain and distributed ledger technologies (“DLT”). BEMC is currently non-operational, inactive and has no business or clients at this time. It is intended to offer advisory services as to how to implement use of a custom platform for the client’s equity based off of the BDTPTM. BEMC has not established any anticipated time frames or key milestones for BEMC business. BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT or blockchain. BlackStar intends to facilitate funding and management of DLT-involved companies through majority controlled joint ventures through its subsidiary BEMC BlackStar, through BEMC, intends to initially control and manage each venture. Potential ventures for both BlackStar and BEMC will be analyzed using the combined business experience of its executives, with BEMC looking to fill those venture criteria with companies in crypto-related businesses such as blockchain or DLT technologies. The Company does not intend to develop Investment Objectives or “criteria” in any manner but will rely on the acumen and experience of its executives. BEMC is currently non-operational, inactive and has no business or clients at this time. It is intended to offer advisory services as to how to implement use of a custom platform for the client’s equity based off of the BDTPTM. BEMC has not established any anticipated time frames or key milestones for BEMC business.

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

Recent Updates – Blackstar’s progress in 2022 and 2023 was focused on thoroughly planning and describing many aspects of our new proposed line of business of trading common shares on a blockchain through the broker-dealer ecosystem. The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies in 2023. The Company’s next major step in its main feature, Blackstar’s Digital Trading Platform (“BDTP TM”), will be to engage an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to to host the platform and quote the shares prior to implementation. To that end, the Company is exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTP TM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP TM is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM over the next 6 to 9 months. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. BlackStar and its outside software developer, Artuova, previously successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. Blackstar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages of this multi-year engineering effort. Blackstar has filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software and, during 2022, also filed with U.S. and foreign trademark offices for protection.

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

At June 30, 2023, we have cash reserves of approximately $19,942, which enables us to only sustain limited operations. We intend to offer a private placement of preferred shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in the late fall of 2023. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties. We have estimated we will require approximately $100,000 quarterly for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the year ended December 31, 2022, we received funding through convertible promissory notes totaling $194,750 being received in net cash proceeds. In 2023, we received loans of an aggregate $125,000 from four investors, due nine months from receipt with interest at 11% per annum.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2022, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended June 30, 2023 compared to same period in 2022

Net loss for the three months ended June 30, 2023 was $121,983 as compared to $308,733 for the three months ended June 30, 2022, a decrease of $186,750. As explained below, the decrease is predominately attributable to non-cash transactions from the issuance of convertible debt and other financings.

For the three months ended June 30, 2022, we had significantly higher non-operating (other) expenses as compared to the 2023 period, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in total other expenses of $157,508 for the three months ended June 30, 2022 as compared to $37,214 for the three months ended June 30, 2023. For the three months ended June 30, 2022, the Company recognized $102,446 for amortization of discount on convertible notes, as compared to none for the three months ended June 30, 2023. The decrease in 2023 is attributable to the maturity of convertible loans outstanding and convertible debt conversions in the 2022 period. Interest expense decreased to $34,202 in 2023 as compared to $45,920 in the 2022 period, as loans were converted from debt to equity.

General and administrative expenses in 2023 were $11,783 a decrease of $20,355 from general and administrative expenses of $32,138 in 2022. General and administrative costs, which were comparable for the 2023 to 2022 quarters, were for investor relations, filing fees, transfer agent fees and overhead operational costs.

In 2023, the Company paid management consulting fees to IHG of $26,750 for the three months ended June 30 as compared to $78,661 paid in 2022 for the three months ended June 30.

Legal and professional fees of $46,236 for the three months ended June 30, 2023 increased by $5,810 from $40,426 for the comparable 2022 period. Fees for the 2023 and 2022 periods were predominately for SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor related fees for annual audits and quarterly reviews.

For the Six Months Ended June 30, 2023 compared to same period in 2022

Net loss for the six months ended June 30, 2023 was $239,187 as compared to $825,635 for the six months ended June 30, 2022, a decrease of $586,448. As explained below, a significant portion of the losses in those periods was attributable to non-cash transactions from the issuance of convertible debt and other financings.

Operating expenses for the six months ended June 30, 2023 included $58,250 in related party management consulting fees, $90,888 in legal and professional fees, and $24,036 in general and administrative fees, for total operating expenses of $173,174. In the comparable 2022 period, operating expenses included $165,274 in related party management consulting fees, $76,625 in legal and professional fees, and $45,605 in general and administrative fees, for a total of $287,504 for the six months ended June 30, 2022. For the 2022 period, there were higher related party management consulting fees and costs for fund raising as compared to the 2023 period resulting in a decrease in total operating expenses of $114,330 for 2023.

For the six months ended June 30, 2022, we had significantly higher non-operating (other) expenses as compared to the 2023 period, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in total other expenses of $538,131 for the three months ended June 30, 2022 as compared to $66,013 for the three months ended June 30, 2023. For the six months ended June 30, 2022, the Company recognized $416,369 for amortization of discount on convertible notes, as compared to none for the six months ended June 30, 2023. The decrease in 2023 is attributable to the maturity of convertible loans outstanding and convertible debt conversions in the 2022 period. Interest expense decreased to $59,611 in 2023 as compared to $92,292 in the 2022 period, as loans were converted from debt to equity.

General and administrative expenses in 2023 were $24,036 a decrease of $21,569 from general and administrative expenses of $45,605 in 2022. The decrease in general and administrative costs is attributable to cost containment efforts by management as the Company allocated all available resources to SEC filings and patent prosecution. General and administrative costs included investor relations, filing fees, transfer agent fees and overhead operational costs.

In 2023, the Company paid management consulting fees to IHG of $58,250 for the six months ended June 30 as compared to $165,274 paid in 2022 for the six months ended June 30.

Legal and professional fees of $90,888 for the six months ended June 30, 2023 increased by $14,263 from $76,625 for the comparable 2022 period. Fees for the 2023 and 2022 periods were predominately for SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor related fees for annual audits and quarterly reviews.

Liquidity and Capital Resources

At June 30, 2023, we had a working capital deficit of $1,176,489 and cash of $19,942 as compared to a working capital deficit of $971,295 and cash of $62,085, at December 31, 2022. The decrease in cash and increase in working capital deficit was due primarily to the utilization of available cash for operations and an increase in debt funding from $125,000 of loans received in the six months ended June 30, 2023. The Company used new and existing fundings to maintain operating activities and complete filings of amendments to the Company’s Registration Statement on Form S-1. During the six months ended June 30, 2023, we used $151,142 of cash for operating activities and paid $16,001 in investing activities for software development and patent costs. In the comparable 2022 period, operating activities utilized cash of $329,832 and investing activities for software development and patent costs utilized cash of $9,634.

Substantially all of our funding in 2023 and 2022 has been from notes and convertible debt financings from non-related investment firms and individuals. During the six months ended June 30, 2023, we borrowed $125,000 from four individuals, due nine months from issuance with interest at 11%. During the six months ended June 30, 2022, we issued convertible debt with a face value of $111,500, receiving cash proceeds, net of financing costs, of $104,000. The convertible debt instruments were with non-related investment firms, carried an interest rate of 10%, matured six months to one year from date of financing and were convertible into shares of the Company’s common stock at a discount to the trading prices of the common shares of 35% to 40%. During the six months ended June 30, 2023, note holders were issued 487,584,913 shares of common stock for conversion of $85,595 face value of debt and related accrued interest. In the comparable 2022 period, convertible note holders were issued 143,872,288 shares of common stock for conversion of $461,584 face value of debt and related accrued interest and fees.

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

Availability of Additional Capital

Notwithstanding our previous success in fund raising from notes and convertible debt financings there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company received $125,000 in debt financing during the six months ended June 30, 2023 which enabled us to sustain operations in the first two quarters of 2023.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2023 and December 31, 2022, we had accumulated deficit of $9,614,154 and $9,374,967, respectively, and we will require additional working capital to fund operations through 2023 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following additional Risk Factor was added to the Registration Statement on Form S-1, as amended, subsequent to the most recent annual report on Form 10-K.

AN ARTICLE PUBLISHED ON APRIL 17, 2023 BY COINTELEGRAPH.COM MAY EXPOSE US TO LIABILITY FOR VIOLATIONS OF SECTION 5 OF THE SECURITY ACT.

On April 17, 2023, cointelegraph.com published an article by Ana Paula Pereira making various statements which were erroneous about BlackStar and our platform. When the publication of the article came to the attention of the Company, management felt that it was necessary to issue a press release (see the Current Report on Form 8-K ) correcting the article such that the public and existing security holders received factual information and were not misled by the article. In responding to the article, the Company made statements about this Registration Statement, which was not yet effective, in order to remove any confusion that the article may have caused and to reinforce that it was NOT effective; the Company also clarified that the SEC was not approving the BDTPTM platform and that this Registration Statement is a resale registration for common shares underlying convertible notes for select noteholders. While the Company believes that the article and the Company’s response do not constitute offers or sales of securities in the absence of an effective registration statement, the Company cannot eliminate the possibility that it may have liability for a violation of the Securities Act of 1933 (the “’33 Act”). Violations of the registration provisions of Section 5 of the ’33 Act give a purchaser of securities a one-year right to rescind the transaction, pursuant to Sections 12(a)(1) and 13 of the Act, as against any “seller” of the securities who has violated Section 5. In the event that there is a finding of a violation of Section 5 of the ’33 Act, certain investors may have a right of rescission. Section 5 allows purchasers to sue sellers for offering or selling a non-exempt security without registering it. If the purchaser can prove a direct link between the purchaser and the seller, and the suit is within the statute of limitations, the purchaser may obtain rescission, with interest, or damages if the investor sold his securities for less than he purchased them.

In addition to the civil liability from lawsuits brought by investors, the Company and management could face civil or criminal action brought by the federal or state government, depending on the nature of the violation. Criminal liability under Section 5 subjects the defendant to not more than $10,000 in fines and not more than five years imprisonment. Any lawsuits, judgments, penalties, or orders against the Company or its management could have a significant impact on the Company, may prevent or delay it from pursuing the proposed business plan, and would likely have a negative effect on the stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On August 1, 2023, the Company borrowed $50,000 from an unrelated individual, repayable May 1, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Subsequent to the end of the period covered by this report, on July 1, 2023, the Board of Directors appointed Lance Throneberry as Director and Chief Operating Officer.

Mr. Throneberry is a results driven professional with over 25 years of experience. Mr. Throneberry began his career in public accounting and financial services in 1990. He joined Newmont Mining Corporation (NYSE: “NEM”) in 1995 and served in various roles including Internal Audit Manager, Manager of Global Agreements, Black Belt – Change Management, Program Manager of e-Commerce and Director of Supply Chain Management. Mr. Throneberry joined Peabody Energy (NYSE: “BTU”) in 2006 where he held roles as the Vice President of Supply Chain Management, including a 2+ year international assignment in Australia. He also served as Vice President of Sales and Marketing with Peabody Energy. Mr. Throneberry performed additional roles with Newmont and Peabody including Mergers and Acquisitions, budgeting and forecasting, commodity hedging, capital projects, risk management, people management and others. Post Peabody, Mr. Throneberry has provided consulting services and was a partner in two (2) energy-based LLC’s. Mr. Throneberry holds an MBA from the University of Denver, a BS in Accounting from Eastern Illinois University and is licensed as a Registered Certified Public Accountant (CPA) in the State of Illinois.

As stated in Item 2, above, the Company entered into a promissory note on August 1, 2023, with an unrelated individual. The Company borrowed $50,000, repayable May 1, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

Previously Reported Financial Information Revision:

The Balance Sheet for the period ended March 31, 2023 contained an error in the text regarding the number of Common Stock authorized; the correct number should read 2,000,000,000 shares authorized and not 700,000,000. The correct number was stated elsewhere throughout the 10-Q and the revision did not impact any other aspect of the financial statements as presented.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: August 14, 2023	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Executive Officer,
Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer,
Principal Accounting Officer)

