Form 10-Q
period 2023-09-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2023-11-20
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, there were 1,244,572,435 shares of the registrant’s common stock, $0.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	2023	2022
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$51,099	$62,085
Prepaid expenses	6,890	—

Total current assets	57,989	62,085

Intangibles	314,287	241,685

Total Assets	$372,276	$303,770

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$167,000	$97,750
Accrued interest payable	233,527	150,691
Notes payable	225,000	—
Convertible notes payable, net of discounts of $373
and $7,835 at September 30, 2023 and December 31, 2022	681,918	784,939

Total current liabilities	1,307,445	1,033,380

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, 2,000,000,000 shares authorized; $0.001 par value
1,244,572,435 and 546,495,214 issued and outstanding
at September 30, 2023 and December 31, 2022	1,244,572	546,495
Additional paid in capital	7,516,510	8,097,862
Common stock to be issued	16,325	—
Accumulated deficit	(9,713,576)	(9,374,967)

Total stockholders' deficit	(935,169)	(729,610)

Total Liabilities and Stockholders' Deficit	$372,276	$303,770

The accompanying notes are an integral part of these consolidated financial statements.
3

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$—	$—	$—	$—

Operating expenses
Legal and professional	25,140	19,727	116,028	96,352
Management consulting - related party	29,000	70,028	87,250	235,301
General and administrative	8,520	11,434	32,555	57,040

Total operating expenses	62,660	101,189	235,833	388,693

Other expense (income)
Amortization of discount on convertible notes	—	56,071	—	472,440
Amortization of convertible debt issuance costs	1,060	6,617	7,462	36,087
Interest expense	35,702	50,452	95,314	142,744

Other expense (income)	36,762	113,140	102,776	651,271

Net (loss)	$(99,422)	$(214,329)	$(338,609)	$(1,039,964)

Net (loss) per share - basic and diluted
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	1,195,842,088	227,046,325	843,324,617	291,826,837

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Balances - June 30, 2023	1,034,080,127	$1,034,080	1,000,000	$1,000	$7,695,872	$9,000	$(9,614,154)	$(874,202)

Shares issued for conversion of notes and interest	210,492,308	210,492	—	—	(179,362)	—	—	31,130
Shares to be issued for loan costs	—	—	—	—	—	4,125	—	4,125
Shares to be issued to officers/directors	—	—	—	—	—	3,200	—	3,200
Net loss	—	—	—	—	—	—	(99,422)	(99,422)

Balances - September 30, 2023	1,244,572,435	$1,244,572	1,000,000	$1,000	$7,516,510	$16,325	$(9,713,576)	$(935,169)

Balances - June 30, 2022	285,357,307	$285,357	1,000,000	$1,000	$8,201,373	$—	$(8,975,395)	$(487,665)

Shares issued for conversion of notes and interest	53,024,674	53,025	—	—	13,603	—	—	66,628
Net loss	—	—	—	—	—	—	(214,329)	(214,329)

Balances -September 30, 2022	338,381,981	$338,382	1,000,000	$1,000	$8,214,976	$—	$(9,189,724)	$(635,366)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Balances - December 31, 2022	546,495,214	$546,495	1,000,000	$1,000	$8,097,862	$—	$(9,374,967)	$(729,610)

Shares issued for conversion of notes and interest	698,077,221	698,077	—	—	(581,352)	—	—	116,725
Shares to be issued for loan costs	—	—	—	—	—	13,125	—	13,125
Shares to be issued to officers/directors	—	—	—	—	—	3,200	—	3,200
Net loss	—	—	—	—	—	—	(338,609)	(338,609)

Balances - September 30, 2023	1,244,572,435	$1,244,572	1,000,000	$1,000	$7,516,510	$16,325	$(9,713,576)	$(935,169)

Balances - December 31, 2021	128,689,319	$128,689	1,000,000	$1,000	$7,896,457	$—	$(8,149,760)	$(123,614)

Shares issued for conversion of notes and interest	196,896,962	196,897	—	—	331,315	—	—	528,212
Shares issued for cashless warrant exercise	12,795,700	12,796	—	—	(12,796)	—	—	—
Net loss	—	—	—	—	—	—	(1,039,964)	(1,039,964)

Balances - September 30, 2022	338,381,981	$338,382	1,000,000	$1,000	$8,214,976	$—	$(9,189,724)	$(635,366)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	2023	2022
Cash Flows From Operating Activities
Net (loss)	$(338,609)	$(1,039,964)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	7,462	36,087
Amortization of discounts on convertible notes	—	472,440
Amortization of discounts on convertible note interest	—	19,578
Interest paid in stock	6,235	—
Stock based compensation to officers/directors	3,200	—
Changes in operating assets and liabilities
Decrease in prepaids	—	3,730
Increase in accounts payable	24,649	(22,281)
Increase in accrued payables	89,078	74,133

Cash used in operating activities	(207,985)	(456,277)

Cash Flows From Investing Activities
Purchase of software	(28,001)	(11,634)

Cash used in investing activities	(28,001)	(11,634)

Cash Flows From Financing Activities
Proceeds from notes payable	225,000	—
Payments on convertible debt	—	(95,966)
Proceeds from convertible notes, net of offering costs
and original issue discount	—	144,000

Net cash provided by financing activities	225,000	48,034

Net (decrease) increase in cash	(10,986)	(419,877)

Cash, beginning of period	62,085	518,539

Cash, end of period	$51,099	$98,662

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$116,725	$528,212
Common stock to be issued to officers/directors	$3,200	$—
Common stock to be issued for loan costs	$13,125	$—
Accounts payable for intangibles	$70,251	$52,307
Cashless exercise of common stock warrant	$—	$29,430

Cash paid for interest on debt	$—	$10,647

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Blockchain Equity Management Corp. and Blockchain Industry SRO Inc., and were prepared from the accounts of the Company in accordance with US GAAP. All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company has generated no revenues and has incurred losses. As of September 30, 2023, the Company had cash of $51,009, working capital deficiency of $1,249,456 and an accumulated deficit of $9,713,576. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2023 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 4 – INTANGIBLES

Intangibles at September 30, 2023 and December 31, 2022 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2023	2022
Software	$118,001	$90,000
Patents	196,286	151,685
	$314,287	$241,685

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

During the nine months ended September 30, 2023, the Company issued shares of its common stock as follows:

●	698,077,221 shares for conversion of $116,725 principal and interest on convertible notes payable.

During the nine months ended September 30, 2022, the Company issued shares of its common stock as follows:

●	196,896,962 shares for conversion of $528,212 principal and interest on convertible notes payable.
●	12,795,700 shares for exercise of previously issued warrants at $0.0023 per share. The exercise price was revised to $0.0023 per share from $0.25 per share as per antidilution provision of the warrant agreement. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 118,800 shares of common stock.

At September 30, 2023, the Company has recorded common stock to be issued as follows:

●	33,750,000 shares, valued at $13,125, as additional consideration for loans made to the Company during the period (See Note 8).
●	8,000,000 shares, valued at $3,200, to officers/directors/advisors to the Company (See Note 9).

NOTE 6 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exercisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The $132.953 fair value of the warrants was charged to operations when issued during the year ended December 31, 2019. At September 30, 2023, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

NOTE 6 – WARRANTS (continued)

A summary of warrant activity during the nine months ended September 30, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – December 31, 2022	321,200	$0.25	1.57
Exercised	—
Expired	—
Outstanding and exercisable – September 30, 2023	321,200	$0.25	.57

NOTE 7 – CONVERTIBLE NOTES

During the nine months ended September 30, 2023, the Company had the following transactions related to its convertible note financings:

●	1800 Diagonal Lending LLC converted, in three tranches, the outstanding principal balance of $23,600 together with accrued and unpaid interest thereon of $2,787 due on their note of May 5, 2022 into 75,643,939 shares of the Company’s common stock at conversion prices of $0.00033 to $0.00036 per share under the conversion provision and terms of the note agreement.
●	1800 Diagonal Lending LLC converted the total outstanding principal balance of $43,750 together with accrued and unpaid interest thereon of $2,788 due on their note of August 30, 2022 into 305,250,000 shares of the Company’s common stock at conversion prices of $0.00013 to $0.00026 per share under the conversion provision and terms of the note agreement.
●	1800 Diagonal Lending LLC converted, in four tranches, $37,200 as partial conversions of the principal portion of their October 31, 2022 note into 210,492,308 shares of the Company’s common stock at conversion prices of $0.00013 to $.0002 per share under the conversion provision and terms of the note agreement.
●	GS Capital Partners made a $5,933 partial conversion, in two tranches, of the principal portion of their October 11, 2021 note together with accrued and unpaid interest of $1,267 into 59,998,666 shares of the Company’s common stock at a conversion price of $0.00012 per share under the conversion provision and terms of the note agreement.

In April 2022, Quick Capital LLC issued a notice of default on its $33,275 convertible note to the Company dated November 16, 2020 and stated that the outstanding amount due on the note is $133,317, the default interest per annum is 24%, and that the conversion price is the lowest trading price during the delinquency period with a 50% discount. The Company has recorded accrued default interest on the note at the rate of 24% per annum from May 24, 2021 (date of default) to September 30, 2023 based on the original loan value of $33,275. At September 30, 2023, the accompanying financial statements reflects an outstanding loan balance due to Quick Capital LLC of $33,275 and accrued interest of $9,569. The Company and Quick Capital LLC have been in discussions to reach a reasonable and fair settlement of the balance due on the financing agreement.

NOTE 7 – CONVERTIBLE NOTES (continued)

Convertible notes payable at September 30, 2023 and December 31, 2022 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	September 30, 2023	December 31, 2022

GS Capital Partners LLC	$60,000	8%	October 11, 2022	$33,682	$39,615

SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$220,000

Quick Capital LLC	$33,275	10%	July 16, 2021	$33,275	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$377,534	$377,534

1800 Diagonal Lending LLC	$55,750	10%	May 5, 2023	—	$23,600
	$43,750	10%	August 30, 2022	—	$43,750
	$55,000	10%	October 31, 2022	$17,800	$55,000

Discount				$(373)	$(7,835)

				$681,918	$784,939

NOTE 8 – NOTES PAYABLE

In March 2023, the Company borrowed $25,000 from each of two individuals, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay the face amount of each of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 3,750,000 shares of the Company’s common stock to each of the lenders. At maturity each of the lenders have the option to be issued, in lieu of cash payment of the outstanding debt, an additional 3,750,000 shares of the Company’s common stock in full satisfaction of the principal loan amount of $25,000 and related unpaid and accrued interest thereon. The Company has recorded the initial aggregate 7,500,000 common shares to be issued to the two lenders at $4,500, based on the $0.0006 closing trading price of the Company’s common stock as of the date of the loan, as a component of stockholders’ deficit classified as common stock to be issued and is amortizing the $4,500 value of the shares as interest expense over the term of the loans. Amortization for the nine months ended September 30, 2023 is $3,453.

In May 2023, the Company borrowed $50,000 and $25,000 from two unrelated individuals, repayable nine months from date of borrowings with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, to the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the initial aggregate 11,250,000 common shares to be issued to the two lenders at $4,500, based on the $0.0004 closing trading price of the Company’s common stock as of the date of the loans, as a component of stockholders’ deficit classified as common stock to be issued and is amortizing the $4,500 value of the shares as interest expense over the term of the loans. Amortization for the nine months ended September 30, 2023 is $2,283.

NOTE 8 – NOTES PAYABLE (continued)

In August 2023, the Company borrowed $50,000 from an unrelated individual, repayable May 1, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the 7,500,000 common shares to be issued to the lender at $2,250, based on the $0.0003 closing trading price of the Company’s common stock as of the date of the loan, as a component of stockholders’ deficit classified as common stock to be issued and is amortizing the $2.250 value of the shares as interest expense over the term of the loan. Amortization for the nine months ended September 30, 2023 is $493.

In September 2023, the Company borrowed $50,000 from an unrelated individual, repayable June 29, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the 7,500,000 common shares to be issued to the lender at $1,875, based on the $0.00025 closing trading price of the Company’s common stock as of the date of the loan, as a component of stockholders’ deficit classified as common stock to be issued and is amortizing the $1,875 value of the shares as interest expense over the term of the loan. Amortization for the nine months ended September 30, 2023 is $7.

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

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the nine months ended September 30, 2023 and 2022, the Company recorded related party management fees of $87,250 and $235,301, respectively. For the three months ended September 30, 2023 and 2022, the Company recorded related party management fees of $29,000 and $70,028, respectively.

On July 1, 2023, the Board of Directors approved and authorized the issuance of shares of the Company’s common stock as follows: 1,000,000 shares each to Directors of the Company; 2,000,000 shares each to new officers of the Company; 1,000,000 shares each to new advisors of the Company. During the period ended September 30, 2023, the Company issued an aggregate 8,000,000 shares of its common stock to four individuals, valued at $3,200 ($0.0004 per share), based on the trading price of the Company’s common stock as of the date of grant.

NOTE 10 – SUBSEQUENT EVENTS

In November 2023, the Company borrowed $50,000 and $25,000 from each of two unrelated individuals, repayable nine months from date of the notes with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 and 3,750,000 of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon.

On November 6, 2023, the Company was notified of a lawsuit filed in Clark County, NV against the Company by GS Capital Partners LLC regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. The plaintiff sought specific performance for the reserve of 700,000,000 shares, or damages in excess of $15,000, plus interest, costs, and legal fees. The Company has paid the note in full on November 15, 2023 totaling $51,196.71 in cash and issued no shares. The Company is attempting to settle the dispute.

The Company has analyzed its operations subsequent to September 30, 2023 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2023, we had an accumulated deficit of $9,713,576 and a working capital deficiency of $1,249,456. This raises substantial doubts about our ability to continue as a going concern.

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

Recent Updates – BlackStar’s progress in 2022 and 2023 was focused on thoroughly planning and describing many aspects of our new proposed line of business of trading common shares on a blockchain through the broker-dealer ecosystem. The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies in 2023. The Company’s next major step in its main feature, BlackStar’s Digital Trading Platform (“BDTP TM”), will be to engage an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to to host the platform and quote the shares prior to implementation. To that end, the Company is exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTP TM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP TM is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM over the next 6 to 9 months. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. BlackStar and its outside software developer, Artuova, previously successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. BlackStar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages of this multi-year engineering effort. BlackStar has filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software and, during 2022, also filed with U.S. and foreign trademark offices for protection. On October 19, 2023, BlackStar received a ‘Notice of Allowance’ from the United States Patent and Trademark Office (USPTO), for a patent application titled “System and Method for Matching Orders and Immutable Blockchain Ledger for all Customer Trading Activity with Settlement into the Broker Dealer Ecosystem.” The technology claimed in the patent application enables trading of common shares of a public company on a blockchain. This revolutionary software is our BDTPTM, a trading platform for electronic fungible shares in book-entry, and compliant at any U.S. Brokerage Firm. The patent has not yet been issued.

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

At September 30, 2023, we have cash reserves of approximately $51,099, which enables us to only sustain limited operations. We intend to offer a private placement of preferred shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in the first quarter 2024. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties. We have estimated we will require approximately $100,000 quarterly for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the year ended December 31, 2022, we received funding through convertible promissory notes totaling $194,750 being received in net cash proceeds. In 2023, we received loans of an aggregate $225,000 from four investors, due nine months from receipt with interest at 11% per annum.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2022, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended September 30, 2023 compared to same period in 2022

Net loss for the three months ended September 30, 2023 was $99,422 as compared to $214,329 for the three months ended September 30, 2022, a decrease of $114,907. As explained below, the decrease is predominately attributable to non-cash transactions from the issuance of convertible debt and other financings.

For the three months ended September 30, 2022, we had significantly higher non-operating (other) expenses as compared to the 2023 period, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in total other expenses of $113,140 for the three months ended September 30, 2022 as compared to $36,762 for the three months ended September 30, 2023. For the three months ended September 30, 2022, the Company recognized $56,071 for amortization of discount on convertible notes, as compared to none for the three months ended September 30, 2023. The decrease in 2023 is attributable to the maturity of convertible loans outstanding and convertible debt conversions in the 2022 period. Interest expense decreased to $35,702 in 2023 as compared to $50,452 in the 2022 period, as loans were converted from debt to equity.

General and administrative expenses in 2023 were $8,520 a decrease of $2,914 from general and administrative expenses of $11,434 in 2022. General and administrative costs, which were comparable for the 2023 to 2022 quarters, were for investor relations, filing fees, transfer agent fees and overhead operational costs.

The Company paid management consulting fees to IHG of $29,000 for the three months ended September 30, 2023 as compared to $70,028 paid for the comparable 2022 period.

Legal and professional fees of $25,140 for the three months ended September 30, 2023 increased by $5,413 from $19,727 for the comparable 2022 period. Fees for the 2023 and 2022 periods were predominately for SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor related fees for quarterly reviews.

For the Nine Months Ended September 30, 2023 compared to same period in 2022

Net loss for the nine months ended September 30, 2023 was $338,609 as compared to $1,039,964 for the nine months ended September 30, 2022, a decrease of $701,355. As explained below, a significant portion of the losses in those periods was attributable to non-cash transactions from the issuance of convertible debt and other financings.

Operating expenses for the nine months ended September 30, 2023 include $87,250 in related party management consulting fees, $116,028 in legal and professional fees, and $32,555 in general and administrative fees, for total operating expenses of $235,833. In the comparable 2022 period, operating expenses include $235,301 in related party management consulting fees, $96,352 in legal and professional fees, and $57,040 in general and administrative fees, for a total of $388,693 for the nine months ended September 30, 2022. For the 2022 period, there were higher related party management consulting fees and costs for fund raising as compared to the 2023 period resulting in a decrease in total operating expenses of $152,860 for 2023.

For the nine months ended September 30, 2022, we had significantly higher non-operating (other) expenses as compared to the 2023 period, substantially all of which are non-cash, predominately due to amortization of discounts on debt issuance and conversion features of the convertible promissory notes that we have used to finance our continued operations. This resulted in total other expenses of $651,271 for the nine months ended September 30, 2022 as compared to $102,776 for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the Company recognized $472,440 for amortization of discount on convertible notes, as compared to none for the nine months ended September 30, 2023. The decrease in 2023 is attributable to the maturity of convertible loans outstanding and convertible debt conversions in the 2022 period. Interest expense decreased to $95,314 in 2023 as compared to $142,744 in the 2022 period, as loans were converted from debt to equity.

General and administrative expenses in 2023 were $32,555 a decrease of $24,485 from general and administrative expenses of $57,040 in 2022. The decrease in general and administrative costs is attributable to cost containment efforts by management as the Company allocated all available resources to SEC filings and patent prosecution. General and administrative costs included investor relations, filing fees, transfer agent fees and overhead operational costs.

The Company paid management consulting fees to IHG of $87,250 for the nine months ended September 30, 2023 as compared to $235,301 paid in the comparable 2022 period.

Legal and professional fees of $116,028 for the nine months ended September 30, 2023 increased by $19,676 from $96,352 for the comparable 2022 period. Fees for the 2023 and 2022 periods were predominately for SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor related fees for annual audits and quarterly reviews.

Liquidity and Capital Resources

At September 30, 2023, we had a working capital deficit of $1,249,456 and cash of $51,099 as compared to a working capital deficit of $971,295 and cash of $62,085, at December 31, 2022. The decrease in cash and increase in working capital deficit was due primarily to the utilization of available cash for operations and an increase in debt funding from $225,000 of loans received in the nine months ended September 30, 2023. The Company used new and existing fundings to maintain operating activities and complete filings of amendments to the Company’s Registration Statement on Form S-1. During the nine months ended September 30, 2023, we used $207,985 of cash for operating activities and paid $28,001 in investing activities for software development and patent costs. In the comparable 2022 period, operating activities utilized cash of $456,277 and investing activities for software development and patent costs utilized cash of $11,634.

Substantially all of our funding in 2023 and 2022 has been from notes and convertible debt financings from non-related investment firms and individuals. During the nine months ended September 30, 2023, we borrowed $225,000 from four individuals, due nine months from issuance with interest at 11%. During the nine months ended September 30, 2022, we issued convertible debt with a face value of $155,250, receiving cash proceeds, net of financing costs, of $144,000. The convertible debt instruments were with non-related investment firms, carried an interest rate of 10%, matured six months to one year from date of financing and were convertible into shares of the Company’s common stock at a discount to the trading prices of the common shares of 35% to 40%. During the nine months ended September 30, 2023, note holders were issued 698,077,221 shares of common stock for conversion of $116,725 face value of debt and related accrued interest. In the comparable 2022 period, convertible note holders were issued 196,896,962 shares of common stock for conversion of $528,212 face value of debt and related accrued interest and fees.

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

Availability of Additional Capital

Notwithstanding our previous success in fund raising from notes and convertible debt financings there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company received $225,000 in debt financing during the nine months ended September 30, 2023 which enabled us to sustain operations in the first three quarters of 2023.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2023 and December 31, 2022, we had accumulated deficit of $9,713,576 and $9,374,967, respectively, and we will require additional working capital to fund operations through 2023 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to the end of the period covered in this filing, on November 6, 2023, the Company was notified of a lawsuit filed in Clark County, NV against the Company by GS Capital Partners LLC regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. The plaintiff sought specific performance for the reserve of 700,000,000 shares, or damages in excess of $15,000, plus interest, costs, and legal fees. The Company has paid the note in full on November 15, 2023 totaling $51,196.71 in cash and issued no shares. The Company is attempting to settle the dispute.

ITEM 1A. RISK FACTORS

The risk factor included in the periodic report for the prior quarter ended June 30, 2023, is incorporated herein by reference.

The following additional risk factor shall be added:

A LAWSUIT WAS FILED AGAINST THE COMPANY ON NOVEMBER 6, 2023.

On November 6, 2023, GS Capital Partners LLC filed a lawsuit against the Company in Nevada regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. The plaintiff is seeking specific performance for the reserve of 700,000,000 shares, or damages in excess of $15,000, plus interest, costs, and legal fees. The lawsuit increases the company’s financial and administrative burdens and is a risk to the Company’s capital. Although the Company is attempting to settle the dispute by paying the note in full, there is no guarantee that this will settle the matter in its entirety. The Company may need to increase the authorized shares of common stock in order to accommodate any judgments or settlements, and the Company could be exposed to further risks of lawsuits for similar issues.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2023, the Board of Directors approved and authorized the issuance of shares of the Company’s common stock as follows: 1,000,000 shares each to Directors of the Company; 2,000,000 shares each to new officers of the Company; 1,000,000 shares each to new advisors of the Company. During the period ended September 30, 2023, the Company issued an aggregate 8,000,000 shares of its common stock to four individuals, valued at $3,200 ($0.0004 per share), based on the trading price of the Company’s common stock as of the date of grant. The shares were issued for services rendered and the issuance was made by us in reliance upon Section 4(a)(2) of the Act and under an exemption of Rule 506(b) of Regulation D, or any other such exemptions as the transaction may qualify. The officers and directors are well known to us and our management, through pre-existing business relationships. The individuals were provided access to all material information and all information necessary to verify such information and were afforded access to our management in connection with the issuance. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

In August 2023, the Company borrowed $50,000 from an unrelated individual, repayable May 1, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

In September 2023, the Company borrowed $50,000 from an unrelated individual, repayable June 29, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

In November 2023, the Company borrowed $50,000 and $25,000 from each of two unrelated individuals, repayable nine months from date of the notes with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 and 3,750,000 of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: November 19, 2023	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Executive Officer,
Principal Executive Officer)

Dated: November 19, 2023	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer,
Principal Accounting Officer)

