Form 10-K
period 2023-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2024-04-15
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2023, computed by reference to the price at which the common equity was last sold ($0.0004), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023), was $690,611.

As of March 29, 2024, there were 1,740,316,947 common shares, $0.001 par value, issued and outstanding.

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

DESCRIPTION OF BUSINESS

We are based in Boulder, Colorado and are engaged in Merchant Banking and Finance in the United States. Since 2018 we have also been developing a blockchain-based software platform to trade electronic fungible shares of our common stock. Once completed, the platform design might enable us to license the technology as a Platform as a Service (“PaaS”) for other publicly traded companies, providing revenue to finance our merchant banking. The completion of our software platform depends on our ability to license it to an existing Alternative Trading System (“ATS”) or for us to possibly register as an ATS, which we do not intend to do at this time as we would prefer to license our platform to an existing ATS. The platform is not currently operational or in use by anyone. We have recognized net losses of $1,046,983 in the year ended December 31, 2023. We have relied solely on sales of our securities, convertible note financing, and private loans to fund our operations.

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

BlackStar Electronic Fungible Shares (“BEFS”): a digitally evidenced share, also known as an electronic share, (see “Digital Share” – see below) of BlackStar common stock holding the same characteristics as securities evidenced by a paper certificate which has been transmitted electronically and protected by cryptographic protocols on BDTP TM. Digital equity shares are the “electronic fungible shares” on account. Electronic Fungible Shares are the same class of common stock as, and are identical to, paper certificated and book-entry shares of common stock; BEFS merely describes the format of the share of common stock.

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

Blockchain Equity Trading TM (“BET TM”): computer software platforms, including the BDTP TM, for the trading of only one SEC regulated security on an immutable blockchain, and for the analysis, monitoring, storing, and tracking of financial investments on an immutable blockchain. The Company will subscribe the platform to individual public companies for the exclusive exchange of cash for free-trading shares of one public company, creating an individual spot market.

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

COMPANY OVERVIEW

We are based in Boulder, Colorado and are engaged in Merchant Banking and Finance in the United States. BlackStar’s venue is private early-stage companies throughout various industries that, in our judgement, exhibit a potential for sustained growth. We are a publicly traded specialized merchant banking firm, facilitating joint venture capital to early-stage revenue companies. We are actively seeking opportunities for discussion with revenue generating enterprises and emerging companies for financing.

Proposed New Line of Business

Since 2018, we have also been developing a blockchain-based software platform to trade electronic fungible shares of our common stock. Once completed, the platform design might enable us to license the technology as a Platform as a Service (“PaaS”) for other publicly traded companies, providing revenue to finance our merchant banking. The completion of our software platform depends on our ability to license it to an existing Alternative Trading System (“ATS”) or for us to possibly register as an ATS, which we do not intend to do at this time as we would prefer to license our platform to an existing ATS. The platform is not currently operational or in use by anyone.

References throughout this registration statement to “digital shares” and similar terms refers to the typical way securities are held and traded and is the same as DTCC eligible book entry securities. We are not attempting to “tokenize” securities, but intend our concept to use distributed ledger technology to execute and record securities transactions with higher efficiency and lower cost, which is essentially a back-office function.

Our software platform is in the final stages of software development and is working to initiate platform operations but will need further funding to fund operations of the merchant bank and to expand its services to licensees. To fund ongoing operations, we may raise funds in the future, which are not yet committed.

BlackStar also intends to offer consulting and regulatory compliance services to companies desiring to issue digital shares and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in digital share related ventures though our wholly-owned subsidiary, Blockchain Equity Management Corp. (“BEMC”) formed in September 2017. BEMC is currently non-operational, inactive and has no business or clients at this time. It is intended to offer advisory services as to how to implement use of a custom platform for the client’s equity based off of the BDTP TM. BEMC has not established any anticipated time frames or key milestones for BEMC business. In addition to the services described above, on December 31, 2017, BlackStar formed a subsidiary nonprofit company, Blockchain Equity SRO, Inc., a self-regulatory membership organization for the digital share industry. Further details about the business plan for BEMC, the operating subsidiary of BlackStar, and Blockchain Equity SRO can be found in the “Current Business” section below.

As to the BEMC business model, the primary factor for its development is dependent upon whether the BDTP TM achieves regulatory approval by the SEC for the platform and an ATS arrangement has been achieved and approved as necessary by the SEC.

In addition to the services described above, on December 31, 2017, BlackStar formed a subsidiary nonprofit company, Blockchain Equity SRO, Inc., formerly known as Crypto Industry SRO Inc., a self-regulatory membership organization for the digital share industry. Further details about the business plan for BEMC, the operating subsidiary of BlackStar, and Blockchain Equity SRO can be found in the “Current Business” section below.

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

Our principal executive offices are located at 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303 and our office telephone number is (303) 500-3210. We maintain a website at www.blackstareg.com, and such website is not incorporated into or a part of this filing.

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

The Company will seek targeted joint ventures in the sector, primarily focusing on distributed ledger security features and technology, and the global equity trading arena. BlackStar, through BEMC, will seek to initially control and manage each venture into which it enters. While remaining compliant with current SEC disclosure and reporting guidelines, BlackStar is conducting an in-depth analysis into the Company’s involvement in DLT related ventures.

BlackStar Enterprise Group intends to leverage its experience in the traditional world of public finance, including experience with securities, options, and SEC registration and compliance, into working with select organizations supporting the development and implementation of new technologies in the electronic share and DLT world. To facilitate this process, BlackStar plans to establish an advisory board in its subsidiary, Blockchain Equity SRO, Inc., with applicable technical and practical experience.

The Company’s success will be dependent upon the Company’s ability to analyze and manage the opportunities presented.

BlackStar’s Operating Principles:

  Provide alternative joint venture funding for entrepreneurs;
  Require GAAP and SEC accounting compliance for portfolio ventures;
  Require competent and efficient legal representation;
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

Our success will be dependent upon our abilities to analyze and manage the lending opportunities presented to us.

Our management may earn shares of our Company under our Stock Option and Award Plan as incentives on the basis of achievement. All are accountable to each other, as well as the shareholders, and bonus awards are intended based upon individual performance, as well as team cooperation, and enterprise building.

INVESTMENT OBJECTIVES

CAPITAL APPRECIATION. Our primary investment objective is to provide our shareholders with long-term capital appreciation by investing primarily in business ventures in which we maintain majority control with selective private companies. We believe that a typical new business venture will have a five-year window. Our investment objective is to restrict our investments to emerging growth companies we believe offer special opportunities and meet our growth criteria, and we intend to reduce the risks associated with investments in startups. Our goal is to provide mezzanine and expansion capital to companies through legally formed joint venture entities through which we control in order to develop a comprehensive growth strategy, possibly involving a consolidation of similarly situated businesses or a geographic expansion of existing product or service offerings. We are currently exploring options for investments in companies involved in the electronic share and blockchain (DLT) technology industry.

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

OUR VENTURE POLICIES

We may invest in ventures which do not have any annual revenue, if we have determined that an investment may make such company have growth capital.

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
9

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

Historical Track Records

Our Company has no historical track record, and we should be deemed a pure start-up of earning or operating with all of the risks of an unproven company (see “Risk Factors”).

IHG, our parent company, also may enter into management consulting agreements with companies for which we provide funding to attempt to guide the companies in the complex business world for the purpose of protecting and enhancing the venture investments made by us.

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

NUMBER OF PERSONS EMPLOYED

As of December 31, 2023, we have no full-time employees and 2 independent consultants who act as our officers and directors on a part-time basis of up to 40 hours per week.

IMPACTS OF COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in 2020 caused significant volatility in U.S. and international markets. There was significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, as of March 2020, the Company transitioned its operations to 100% work from home and there has been minimal impact to our internal operations from the transition. Since the pandemic subsided, the Company does not believe that there will be a material future impact to its operations and ultimately an impact to the Company’s overall revenues at this time, though a future pandemic of a similar nature could disrupt global markets again.

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

BlackStar has built the technology based upon the Quantum Ledger Database, a blockchain framework from Amazon Web Services (“AWS”), and to use the AWS Cloud for transaction data storage. The BDTP™ would offer a web-based interface for trading transactions as well as an Application Programming Interface (API) that directly accesses all transactions stored on the BDTP™. In June 2020, BlackStar and Artuova, a custom software development company, successfully completed a production ready user interface for the BDTP™ platform, which is feature-complete. As of September 21, 2022, the core platform and its software is complete and is in the testing phase. The BDTP™ platform has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP™ over the next several months. It will remain in the testing phase until we license the BDTP™ platform to a broker-dealer, clearing firm, and/or ATS. The BDTP™ platform is not designed to support transactions in any tokens, faux currencies, coins, crypto or any crypto related assets. The SEC and FINRA would have complete and transparent access to the data recorded by the BDTP TM, offering a single data interface and consolidated history of transactions; the SEC and FINRA would only become Certificate Holders if they approve and agree to participate in viewing the data, and only if the platform is approved at a future date. BlackStar hopes that this increased transparency will mitigate many of the risks of investing in OTC Markets listed stocks and restore investor confidence in trading shares of OTC companies.

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

The core platform has been designed for initial use with BlackStar common stock and is thus the BlackStar Digital Trading Platform™ (BDTP). Our BlackStar Electronic Fungible Shares (BEFS) are proposed to be the initially traded securities on the blockchain on the BDTP™ platform and the rights and privileges to each shareholder of the BEFS is the same as certificated shares of common stock of BlackStar. BEFS are the same class of common stock as, and are identical to, paper certificated and book-entry shares of common stock; BEFS merely describes the format of the share of common stock. If the BDTP™ platform is approved for trading by the SEC and FINRA, the BEFS (those shares of common stock trading through the platform) would not differ as to its rights and privileges under state law from the authorized common stock of BlackStar. Please note that the Company is not submitting the BDTPTM for any SEC approval in this registration statement. DTCC has for decades held electronic shares “under its agency” with broker-dealers for “street name” shares, without any problems under state law, including the Delaware General Corporation Law. The BEFS would be no different from DTCC held shares in book-entry form, except that the BEFS will be traded in blockchain transactions using an existing ATS rather than being traded on an exchange. Under current SEC and FINRA regulations, any shares that are uncertificated form would still be required to be deposited through a FINRA registered broker-dealer. Any FINRA broker dealer that accepts deposits can be used.

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

In contrast, the BEFS are simply uncertificated shares of stock of BlackStar, which are commonly referred to as a “book-entry shares” in DTC and transfer agent parlance or, as we refer to them, “electronic fungible shares.” Shares held in uncertificated book-entry form have the same rights and privileges as shares held in certificate form. The BEFS simply flow in and out of the existing trading system, exchanges, or OTC Markets through DTC and broker-dealers in uncertificated book-entry form. Only for the period of time that the broker-dealer holds the shares for the customer are the shares residing in a blockchain recognized format and traded via our BDTP™ platform in a blockchain recorded transaction or series of transactions. A blockchain is simply a digital ledger that stores information in blocks that are linked. This information can be transaction records or full-fledged programs that operate on the blockchain, which are called smart contracts. For example, as transactions are confirmed, they would be grouped into a block, and that block would then be added to the blockchain. The BDTP™ platform only uses the blockchain as a medium for the low cost, efficient, and transparent way to trade securities with a minimum of mark ups, mark downs and shorting, and with lowered costs of execution. Using BlackStar’s concept “Blockchain First™,” cash and shares of stock owned by customers are recorded directly to the blockchain. The BEFS are simply held in uncertificated book-entry form and represent an equity ownership interest in a corporation (BlackStar) rather than serving as a distinct currency or another purpose such as a governance right, consumer reward or character in an online game. In addition, the price of a “token” is often aligned to the blockchain it is traded on (Bitcoin or Ethereum) while the price of a share of stock such as the BEFS is aligned with the value of the underlying company. We are not seeking to create “tokens,” but rather to have a system which allows the trading of well recognized corporate shares established under state law.

The BDTP™ platform is not currently operational for any securities and any such securities must first be registered with the SEC under the Securities Act or have an available exemption from registration.

Frequently Asked Questions regarding Proposed BDTP ™ platform

  Are the shares traded on the BDTP ™ platform a different class of common stock?
    The shares that may be traded on the BDTPTM Platform in the future, if approvals were granted, would also be “normal” shares of common stock, of the same and only class of common stock as owned by existing shareholders. To use the BDTP™ platform, the shares of the shareholder must be in an electronic share format, accomplished via the standard DWAC procedure. The ownership and voting rights of all shareholders of common stock are identical and the Company only has one class of common stock authorized.

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

  Are the BEFS crypto assets or tokens?
    The proposed BDTPTM is designed to trade existing shares of common stock (in an electronic form) and NOT crypto assets, cryptocurrency, or tokens. We are not attempting to “tokenize” securities, but instead our concept is to use Distributed Ledger Technology (a private blockchain) to execute, and record transactions with higher efficiency and lower cost, which is essentially a back-office function. The use of a blockchain to record transactions does not make shares of common stock traded on the platform “crypto” assets. The Company does not operate in the crypto asset market nor is it proposing to do so with the BDTPTM

Additional Features of the BDTP™ Platform

The BDTP™ platform will contain three features: (1) the main trading feature as discussed above, (2) an indication of interest feature for future offerings, and (3) a corporate governance feature.

The indication of interest feature, known as the “Internet Digital Offering™” or IDO™, is expected to record indications of interest for potential, initial or secondary future offerings proposed by the public or private company that subscribes to our customized platform. If allowed under SEC regulations, the funding of private and public companies on a blockchain platform may represent a fairer distribution of securities with a permanent record of solicitation. The distributive ledger technology on a blockchain would enable companies to gauge interest on a first come, first served basis. The IDO™ feature is only for use in self-underwriting situations and includes a method of facilitating a public or private offering for a company on an immutable blockchain. This may consist of the subscriber company uploading a preliminary prospectus to the platform if they are interested in raising capital, collecting a list of company shareholders, and collecting a list of non-company shareholders who have met at least a minimum threshold for potential interest in investing in the company, then prioritizing potential investors meeting the set requirements by the recorded timestamp and distributing the offering materials to them at the appropriate time in compliance with existing securities rules and regulations. Our blockchain-based system may give companies a tool to self-underwrite under the current rules if approved by the SEC and FINRA.

The final feature would record corporate governance information about a public company on an immutable blockchain. This may include a method of preparing for and complying with a financial statement audit, recording general corporate matters, recording financial and accounting matters, recording tax filing matters, on the immutable blockchain at least every 30 days to three months, wherein each recording comprises a time stamp of receipt and cannot be subsequently manipulated or changed, creating a permanent record from inception. The permanent record-keeping of a blockchain based system, we believe, lowers the cost, time and risk to the securities attorney and auditor when preparing an offering document. We currently expect that the corporate governance and indication of interest features can be made available to regulators in real-time.

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

BDTP™ Patents

On December 26, 2023, the United States Patent and Trademark Office (USPTO) issued a patent to the Company for a patent application titled “System and Method for Matching Orders and Immutable Blockchain Ledger for all Customer Trading Activity with Settlement into the Broker Dealer Ecosystem.” The technology claimed in the patent, the BDTP™ platform, enables trading of common shares of a public company on a blockchain.

BlackStar received a ‘Notice of Allowance’ from the United States Patent and Trademark Office (USPTO) on February 14, 2024, for a patent application titled “System and Method for Preparing for a SEC Financial Statement Audit by Recording Corporate Governance Information on an Immutable Blockchain.” The technology claimed in the patent, which generally relates to recording corporate governance information on a blockchain, helps with the organization of public and private companies preparing for a financial audit, assists with compliance with rules and regulations of various regulatory authorities (e.g. Securities and Exchange Commission) and is compatible with use through any U.S. brokerage firm. The audit platform, which is nearing completion of the development phase, may help advance the transparency of internal corporate governance and controls, contributing to the corporate accountability movement. The patent is expected to be issued by May 2024.

Further patents related to various features of the platform are still pending.

Existing Financing

We currently have no committed source for funding our operations but have entered into convertible promissory notes and loans to continue operations in the interim. Financings from the past two fiscal years are summarized here. On February 14, 2022, we entered into a convertible promissory note with Sixth Street Lending LLC for $55,750 (see the Current Report on Form 8-K filed on March 2, 2022 and incorporated by reference herein). On May 5, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $55,750 (see the Quarterly Report on Form 10-Q filed on November 21, 2022 and incorporated by reference herein). On August 30, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $43,750 (see the Quarterly Report on Form 10-Q filed on November 21, 2022 and incorporated by reference herein). On October 31, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $55,000 (see the Quarterly Report on Form 10-Q filed on November 21, 2022 and incorporated by reference herein). In 2023, we received loans of an aggregate $400,000 from four investors, due nine months from receipt with interest at 11% per annum. Based on our current cash reserves of approximately $33,550 as of December 31, 2023, and our receipt in 2024 of $139,000 in short term loans from three investors, we estimate that we will have cash for an operational budget of approximately four (4) months. We intend to offer a private placement of preferred shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in spring of 2024. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

In addition, BlackStar intends to offer consulting and regulatory compliance services to blockchain and DLT companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in electronic fungible share-related ventures though BEMC, mainly in the areas of blockchain and distributed ledger technologies. Our long-term plan for provision of services is to finance the operations of BEMC through the successful production of the BDTPTM platform and subsequent subscription of the platform’s design as a service. As a subsidiary of BlackStar, BEMC additionally intends to offer consulting and regulatory compliance services to digital share related entities and blockchain entrepreneurs for securities, tax, and commodity issues. Our Company has always operated under the assumption that cryptocurrencies and tokens are “securities” and regulated under the existing law, SEC rules and other financial regulations. Due to significant experience of our management in the U.S. securities and commodities industry, we felt that we had regulatory compliance backgrounds that could be useful in assisting with regulatory compliance for former cryptocurrency offerors and token offerors. Management believes that there may be other companies offering unregistered securities in digital form with possible violations of securities and other laws including FinCen regulation, CFTC rules, exchange rules, AML, and tax laws. The concept of BEMC as a subsidiary of BlackStar is to provide compliance services for the multitude of laws that are applicable to digital securities. Currently in the testing and completion phase, BlackStar intends to build trading platforms for subscriber companies based on the BDTPTM model and offer the platforms through a subscription service called BlackStar ‘Blockchain Equity Trading TM’ (“BET TM”), generating ongoing revenue for the Company.

Neither BEMC nor BlackStar intend to underwrite these entities or entrepreneurial companies, nor do we intend to act as broker-dealers or investment companies, though we acknowledge the potential requirements to register as such or to claim exemption from registration.

Blockchain Equity Management Corp. is not currently operational, nor has it been since inception. The specific type and nature of services to be provided by BEMC may change based on whether the BDTPTM platform is able to ever begin services.

Blockchain Equity SRO, Inc.

In addition to the services described above, on December 31, 2017, BlackStar formed a subsidiary nonprofit company, Crypto Industry SRO Inc., now known as Blockchain Equity SRO, Inc., a self-regulatory membership organization for the digital share industry. The name change was completed on February 3, 2023. It is not yet functioning in any capacity at this time.

Regulatory Challenges of our Business Concept (BDTPTM)

BlackStar has always recognized that digital equities must be registered or otherwise have an exemption from registration within the existing SEC regulations and guidelines. BlackStar’s aim is to develop BDTPTM, a digital share trading platform, to trade free-trading BlackStar common stock only. The regulatory challenges presented come from integration of the platform into the existing broker-dealer ecosystem, approvals/advice of and compliance with the rules and regulations of OTC Markets Group, SEC, FinCen, IRS, anti-money laundering rules, or FINRA. These rules encompass the functionality of the system, cybersecurity laws, and state and federal financial laws. No assurance can be given that such regulatory approvals will be obtained in a timely manner or at all.

SEC Approval

Our first regulatory challenge is seeking the approval of the Securities and Exchange Commission (“SEC”) of our concept for a security that could be traded on the BDTPTM because the SEC has not yet adopted rules or regulations specific to the digital securities industry nor any regulations involving blockchain or distributed ledger transactions. The SEC has chosen to enforce its existing anti-fraud laws and the registration rules and regulations. Accordingly, we must work through an undefined SEC approval process for our proposed system. We anticipate many comments and questions from the SEC during any approval process for the BDTP platform. We anticipate that could take one to three years to complete the approval process for the BDTP platform.

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

We anticipate initiating formal discussions with the SEC and its relevant divisions and offices, including the Division of Trading and Markets, within the next six months with respect to providing a detailed demonstration of how the system works within the broker dealer ecosystem, and seeking the approval or clearance of our BEFS being eligible to be traded on our BDTP™ platform. We believe it may take between six to nine months to address SEC comments and questions, and there is no assurance that we will be successful in our BEFS being approved or cleared for trading on our BDTPTM platform.

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

SEC Alternative Trading System

The final significant regulatory challenge involves the Alternative Trading System (“ATS”) as defined under 17 CFR §242.300. We understand the SEC position on digital securities to be that digital assets are required to be traded through an ATS, with which we agree. An ATS must comply with many control, regulatory, reporting, securities, inspection, procedural, and disclosure requirements. The SEC, however, has not yet proposed regulations for ATS trading of digital securities and is treating ATS applications under existing regulations.

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

It could take one year to eighteen months to prove the concept to an existing ATS and then to properly integrate operations into the ATS monitoring and regulatory systems. The ATS would need to obtain SEC approval to add the BDTPTM platform to its existing trading platform which could take one year to eighteen months.

We cannot at this time anticipate every regulatory action of the digital security industry in the future. No proposals for regulation have even reached published proposal stage. New regulations of the digital securities industry could render our business either impossible due to the nature of regulations, or uneconomical, which would doom our concept.

We do not have any time frame for achieving any of the regulatory challenges although we believe that it may take between one to three years before the BDTPTM platform is operational with all required regulatory approvals.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, and the following is a summary of key risk factors when considering an investment. This summary should be read together with the more detailed description of each risk factor contained in the subheadings further below and should not be relied upon as an exhaustive summary of the material risks facing our business:

Risk Factors Relating to Our Company

●	Our success will depend, to a large degree, on the expertise and experience of the members of our management team.
●	Our operations as a merchant bank may affect our ability to, and the manner in which, we raise additional capital, which may expose us to risks.
●	We may engage in business activities that could result in us holding investment interests in a number of entities which could subject us to regulation under the Investment Company Act of 1940.
●	We are dependent upon our limited management for our success which is a risk to our investors.
●	We have a limited amount of funds available for investment in ventures and as a result our ventures may lack diversification.
●	We have a lack of revenue history and stockholders cannot view our past performance since we have a limited operating history.
●	We are not diversified, and we will be dependent on only one business, merchant banking.
●	We can give no assurance of success or profitability to our stockholders.
●	We may have a shortage of working capital in the future which could jeopardize our ability to carry out our business plan.
●	We will need additional financing for which we have no commitments, and this may jeopardize execution of our business plan.
●	Our officers and directors may have conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in and may receive compensation from our parent company.
●	We have agreed to indemnification of officers and directors as is provided by Delaware statutes.
●	Our directors’ liability to us and stockholders is limited
●	A lawsuit was filed against the company on November 6, 2023.
●	We may not realize returns on our investments in ventures for several years. Thus, an investment in shares of our common stock is only appropriate for investors who do not need short-term liquidity in their money.
25

●	Illiquid nature of our investments.
●	Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
●	Our reported financial results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.
●	Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.
●	If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our stock may be affected.
●	Increased attention on environmental, social and governance ("ESG") matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Risk Factors Relating to Our Business

●	We have incurred significant losses and anticipate future losses.
●	Our existing financial resources are insufficient to meet our ongoing operating expenses.
●	There can be no certainty as to market acceptance of the proposed BDTPTM.
●	We may fail to meet the evolving needs of our markets, fail to identify new products, services, or technologies, or fail to compete successfully in our target markets, adversely impacting our revenue and financial results.
●	System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.
●	An article published on April 17, 2023 by cointelegraph.com may expose us to liability for violations of Section 5 of the Securities Act.

Risks Relating to Our Venture Investments

●	We have not identified any other ventures in which we may invest in a venture.
●	Competition for loans and investments.
●	Risks of competition for our venture companies.
●	Risks of our need for additional capital to fund our venture companies.
●	Our venture portfolio is and may continue to be concentrated in a limited number of venture companies and industries, which will subject us to a risk of significant loss if any of these companies fail or by a downturn in the particular industry.
●	We intend to control all of our ventures.
●	We may not realize gains from our ventures.
●	The inability of our venture companies to commercialize their technologies or create or develop commercially viable products or businesses would have a negative impact on our investment returns.
●	The inability of our venture companies to adequately execute their growth or expansion strategies would have a negative impact on our loan or investment returns.
●	Our venture companies will likely have significant competition from more established companies as well as innovative early-stage companies.
●	Our investment returns will depend on the success of our ventures and, ultimately, the abilities of their key personnel.
●	Some of our venture companies may need additional capital, which may not be readily available.

Risk Factors Related to Our Platform and Blockchain/Distributed Ledger Technology

●	The operability of our platform depends on our ability to enter into a license agreement with a broker dealer or an alternative trading system.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

●	Intellectual property rights claims may adversely affect the distributed ledger technology.
●	We may depend on third parties to provide execution of our trading platform, internet, telecommunication and fiber optic network connectivity to our data center, and any delays or disruptions in service could adversely affect an investment in us.
●	Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.
●	The possibility of trading occurring on multiple exchanges means that there may be discrepancies in trading prices of common stock
●	The possibility of regulatory developments related to crypto assets and crypto asset markets may pose an unintended risk to our proposed business
●	The company may face reputational harm, loss of financing, stock price volatility, and/or low demand for services by proximity to the crypto asset market.

Risks Relating to Ownership of BlackStar Enterprise Group, Inc. Common Stock

●	We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.
●	We have authorized and designated a Class A Preferred Super Majority Voting Convertible Stock, which have voting rights of 60% of our common stock at all times.
●	A limited public market exists for our common stock at this time, and there is no assurance of a future market.
●	Our stock will, in all likelihood, be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.
●	There currently is a limited liquid trading market for our common stock and we cannot assure investors that a robust trading market will ever develop or be sustained for our common stock.
●	Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your securities at or above the price that you may pay for the security.
●	The regulation of penny stocks by the SEC and FINRA may discourage the tradability of our securities.
●	We will pay no foreseeable dividends in the future.
●	Rule 144 sales in the future may have a depressive effect on our stock price.
●	Our stockholders may suffer dilution due to issuances of shares for various considerations.
●	We are a reporting company.
●	We have not identified any other ventures in which we may invest in a venture.
●	Our OTC Market status was lowered from OTCQB to OTC Pink.
●	BlackStar Electronic Fungible Shares and digital shares in general may be subject to unique risks not associated with paper certificated shares.
●	Insurance will not be obtained for our electronic fungible shares which poses risks.

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

OUR OPERATIONS AS A MERCHANT BANK MAY AFFECT OUR ABILITY TO, AND THE MANNER IN WHICH, WE RAISE ADDITIONAL CAPITAL, WHICH MAY EXPOSE US TO RISKS.

Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities”. If the value of our businesses declines, we may be unable to satisfy loan requirements. If that happens, we may be required to liquidate a portion of our ventures and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease.

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

WE ARE DEPENDENT UPON OUR LIMITED MANAGEMENT FOR OUR SUCCESS WHICH IS A RISK TO OUR INVESTORS.

We currently have one full-time manager, our CEO Joe Kurczodyna. Our lack of full-time management may be an impediment to our business achievement. Without additional full-time officers, we may not have sufficient devoted time and effort to find successful loan prospects, additional capital, or manage our loan portfolio, which could impair our ability to succeed in our business plan and could cause investment in our Company to lose value.

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

WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated on December 17, 2007 for the purpose of engaging in any lawful business and have adopted a plan as a small and micro-cap market merchant banking company. During the period of inception through December 31, 2023, we have not recognized revenues. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative, legal and accounting, and software development and could exceed $500,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $33,550 as of December 31, 2023.

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

A LAWSUIT WAS FILED AGAINST THE COMPANY ON NOVEMBER 6, 2023.

On November 6, 2023, GS Capital Partners LLC filed a lawsuit against the Company in Nevada regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. At the outset of the case, a temporary restraining order was entered preventing the Company from trading any shares. As currently postured, Plaintiff seeks specific performance (a mandatory injunction) requiring the conversion of approximately 257,000,000 shares and possibly additional recovery of legal fees and interest. The lawsuit increases the Company’s financial and administrative burdens and is a risk to the Company’s capital.

On February 27, 2024, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off.

Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 dollars in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. The Company seeks a judgment in its favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. The Company awaits a response to the counterclaims.

The risks of continued litigation on this matter are as follows: the Company may need to increase the authorized shares of common stock in order to accommodate any continued conversions, judgments, or settlements, and the Company could be exposed to further risks of lawsuits for similar issues. The Company will also expend additional resources in the ongoing litigation and any potential resolutions outside the above-reference conversions to common stock (which were already contemplated in the original convertible promissory note), negatively impacting its financial position.

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

FAILURE TO COMPLY WITH ANTI-BRIBERY, ANTI-CORRUPTION, AND ANTI-MONEY LAUNDERING LAWS COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

We are subject to the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions. From time to time, we may leverage third parties to help conduct our businesses abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, our business, results of operations and financial condition.

OUR REPORTED FINANCIAL RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY CHANGES IN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

Generally accepted accounting principles in the United Sates are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

CONTINUED COMPLIANCE WITH REGULATORY AND ACCOUNTING REQUIREMENTS WILL BE CHALLENGING AND WILL REQUIRE SIGNIFICANT RESOURCES.

We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving SEC rules and regulations, Nasdaq Market rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of internal control over financial reporting. Failure to comply with these laws and rules could lead to investigation by regulatory authorities, de-listing from the Nasdaq Market, or penalties imposed on us.

IF WE ARE UNABLE TO MAINTAIN EFFECTIVE DISCLOSURE CONTROLS AND INTERNAL CONTROLS OVER FINANCIAL REPORTING, INVESTORS MAY LOSE CONFIDENCE IN THE ACCURACY AND COMPLETENESS OF OUR FINANCIAL REPORTS, AND THE MARKET PRICE OF OUR STOCK MAY BE AFFECTED.

If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports. Additionally, if any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest to the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock.

INCREASED ATTENTION ON ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG") MATTERS MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS, IMPOSE ADDITIONAL COSTS ON US, AND EXPOSE US TO ADDITIONAL RISKS.

Companies are facing increasing attention from investors, customers, partners, consumers and other stakeholders relating to ESG matters, including environmental stewardship, social responsibility, diversity and inclusion, racial justice and workplace conduct. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price and our access to and costs of capital.

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2023, we had an accumulated deficit of $(10,421,950).

Future losses are likely to occur until we are able to receive returns on our loans and investments since we have no other sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2014 through 2023, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our potential customers. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, public health issues, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments or decrease access to financing which would harm our business. To the extent that our platform is perceived by potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, we may have competitors, many of whom may be larger and have greater financial resources than we do and may respond to market conditions by attempting to lure away our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

WE MAY FAIL TO MEET THE EVOLVING NEEDS OF OUR MARKETS, FAIL TO IDENTIFY NEW PRODUCTS, SERVICES, OR TECHNOLOGIES, OR FAIL TO COMPETE SUCCESSFULLY IN OUR TARGET MARKETS, ADVERSELY IMPACTING OUR REVENUE AND FINANCIAL RESULTS.

We design, develop and market our blockchain-based trading platform, BDTPTM. Our success depends to a significant extent on our ability to meet the evolving needs of these markets and to enhance our existing products, solutions and technologies. In addition, our success depends on our ability to identify emerging industry trends and to develop new products, solutions, and technologies. Our existing markets and products and new markets and products may require a considerable investment of technical, financial, compliance, sales and marketing resources. We cannot assure you that our strategic direction will result in innovative products and technologies that provide value to our customers and partners. If we fail to anticipate the changing needs of our target markets and emerging technology trends, or adapt that strategy as market conditions evolve, in a timely manner to exploit potential market opportunities our business will be harmed. In addition, if demand for products and solutions from these markets is below our expectations, if we fail to achieve consumer or market acceptance of them or if we are not able to develop these products and solutions in a cost effective or efficient manner, we may not realize benefits from our strategy. Our target markets remain extremely competitive, and we expect competition to intensify as current competitors expand their product and/or service offerings, industry standards continue to evolve and new competitors enter these markets. If we are unable to successfully compete in our target markets, demand for our products, solutions and technologies could decrease, which would cause our revenue to decline and our financial results to suffer.

SYSTEM SECURITY AND DATA PROTECTION BREACHES, AS WELL AS CYBER-ATTACKS, COULD DISRUPT OUR OPERATIONS, REDUCE OUR EXPECTED REVENUE AND INCREASE OUR EXPENSES, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE AND DAMAGE OUR REPUTATION.

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may be able to penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems.

Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties could expose the parties affected to a risk of loss, or misuse of this information, resulting in litigation and potential liability, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation.

AN ARTICLE PUBLISHED ON APRIL 17, 2023 BY COINTELEGRAPH.COM MAY EXPOSE US TO LIABILITY FOR VIOLATIONS OF SECTION 5 OF THE SECURITIES ACT.

On April 17, 2023, cointelegraph.com published an article by Ana Paula Pereira making various statements which were erroneous about BlackStar and our platform. When the publication of the article came to the attention of the Company, management felt that it was necessary to issue a press release (see the Current Report on Form 8-K) correcting the article such that the public and existing security holders received factual information and were not misled by the article. In responding to the article, the Company made statements about this Registration Statement, which was not yet effective, in order to remove any confusion that the article may have caused and to reinforce that it was NOT effective; the Company also clarified that the SEC was not approving the BDTPTM platform and that this Registration Statement is a resale registration for common shares underlying convertible notes for select noteholders. While the Company believes that the article and the Company’s response do not constitute offers or sales of securities in the absence of an effective registration statement, the Company cannot eliminate the possibility that it may have liability for a violation of the Securities Act of 1933 (the “’33 Act”). Violations of the registration provisions of Section 5 of the ’33 Act give a purchaser of securities a one-year right to rescind the transaction, pursuant to Sections 12(a)(1) and 13 of the Act, as against any “seller” of the securities who has violated Section 5. In the event that there is a finding of a violation of Section 5 of the ’33 Act, certain investors may have a right of rescission. Section 5 allows purchasers to sue sellers for offering or selling a non-exempt security without registering it. If the purchaser can prove a direct link between the purchaser and the seller, and the suit is within the statute of limitations, the purchaser may obtain rescission with interest, or damages if the investor sold his securities for less than he purchased them.

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

RISKS RELATING TO OUR VENTURE INVESTMENTS

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

IF WE ARE UNABLE TO PROTECT THE CONFIDENTIALITY OF OUR TRADE SECRETS AND OUR INTELLECTUAL PROPERTY, OUR BUSINESS AND COMPETITIVE POSITION COULD BE HARMED.

We plan to rely upon trademarks, copyrights, trade secret protection and patents, as well as non-disclosure agreements and invention assignment agreements with employees, consultants and third parties, to protect all confidential and proprietary information. Significant elements of our intended products and services are based on unpatented trade secrets and know-how that are not publicly disclosed. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. The security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and the recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

We believe the protection of our intellectual property is critical to our success. We seek to protect our intellectual property rights by relying on applicable laws and regulations in the United States and internationally, as well as a variety of administrative procedures. Effective protection may not be available in every country in which our products and services may be made available, and contractual measures and other steps we have taken to protect our intellectual property may not prevent third party infringement or misappropriation or deter independent development of similar intellectual property rights by others. Intellectual property protection is very expensive to maintain and may require litigation. We likely need to protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, at great expense. We may license in the future certain of our proprietary rights, such as trademarks or copyrighted material, to others, which could diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could materially harm our business.

As the number of products in the blockchain industry increases and the functionality of these products further overlap, and as we acquire technology, we may become increasingly subject to infringement claims, including patent, copyright, and trademark claims. It may be necessary to litigate the validity and scope of the patent and other intellectual property rights of others, through time-consuming, costly litigation and potentially disrupting our business, or requiring us to pay substantial judgments or settlements.

INTELLECTUAL PROPERTY RIGHTS CLAIMS MAY ADVERSELY AFFECT THE DISTRIBUTED LEDGER TECHNOLOGY.

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

THE POSSIBILITY OF TRADING OCCURRING ON MULTIPLE EXCHANGES MEANS THAT THERE MAY BE DISCREPANCIES IN TRADING PRICES OF COMMON STOCK.

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

RISKS RELATING TO OWNERSHIP OF

BLACKSTAR ENTERPRISE GROUP, INC. COMMON STOCK

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

OUR STOCKHOLDERS MAY SUFFER CURRENT OR FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to BlackStar Enterprise Group, Inc. stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Significant dilution has already occurred related to the conversion of shares from the convertible promissory notes discussed herein. Dilution is likely to continue for as long as the notes are due.

WE ARE A REPORTING COMPANY.

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

OUR OTC MARKET STATUS WAS LOWERED FROM OTCQB TO OTC PINK.

Due to the low trading price of the common stock of the Company, we were demoted from the OTCQB to OTC Pink in 2022 for not maintaining the $0.01 bid test. The Company has sought financing through convertible promissory notes in order to develop the BDTP TM app; some of the notes have in turn been converted to common stock and then traded on the market in large quantities, lowering the bid prices. The change in status from OTCQB to OTC Pink will make it harder to access investors and financing to continue to fund our operations.

OTC Markets may choose to downgrade our profile further if we do not maintain adequate proof that we are not, in fact, a shell company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NONE.

ITEM 1C. CYBERSECURITY

We place the utmost importance on the security of our systems and the data we will handle once BDTPTM is operational. We plan to implement a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes.

To identify and assess risks from cybersecurity threats, we will evaluate a variety of developments including threat intelligence, vulnerabilities of third parties, including any auditors or consultants who advise on our cybersecurity systems, evolving regulatory requirements, and observed cybersecurity incidents, among others. We will regularly conduct risk assessments to evaluate the maturity and effectiveness of our systems and processes in addressing cybersecurity threats and to identify any areas for remediation and opportunities for enhancements. The results of such assessments will be evaluated by management and reported to our board of directors, and we will continue to adjust our cybersecurity policies, standards, processes, and practices as necessary.

Our Board is responsible for the oversight of risks from cybersecurity threats and directly oversees our cybersecurity policies and practices, internal controls regarding information security, and compliance with legal and regulatory requirements regarding cybersecurity risks. The Board receives regular reports and updates on cybersecurity matters from our management, including developments on existing and new cybersecurity risks and how management is addressing and/or mitigating such risks, cybersecurity and data privacy incidents (if any), the status of key information security initiatives, vulnerability assessments, as well as on existing and emerging threat landscapes. Additionally, on at least an annual basis, the Board reviews and discusses with management our policies and programs with respect to cybersecurity threats.

We do not have a dedicated security team, but our Chief Executive Officer monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in accordance with our incident response and recovery plans. Threats and incidents that are identified as potentially significant are promptly reported to the Board.

While risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding cybersecurity risks.

ITEM 2. PROPERTIES.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate	None
Oil and Gas Properties	None
Patents	See below
Trademarks	BlackStar Digital Trading Platform TM, BDTP TM, Internet Digital Offering TM, IDO TM, Blockchain Equity Trading TM

Our executive offices are located in Boulder, Colorado. We do not own any real property but lease office space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

PATENTS, TRADE NAMES, TRADEMARKS AND COPYRIGHTS

On December 26, 2023, the United States Patent and Trademark Office (USPTO) issued a patent to the Company for a patent application titled “System and Method for Matching Orders and Immutable Blockchain Ledger for all Customer Trading Activity with Settlement into the Broker Dealer Ecosystem.” The technology claimed in the patent, the BDTP™ platform, enables trading of common shares of a public company on a blockchain.

BlackStar received a ‘Notice of Allowance’ from the United States Patent and Trademark Office (USPTO) on February 14, 2024, for a patent application titled “System and Method for Preparing for a SEC Financial Statement Audit by Recording Corporate Governance Information on an Immutable Blockchain.” The technology claimed in the patent, which generally relates to recording corporate governance information on a blockchain, helps with the organization of public and private companies preparing for a financial audit, assists with compliance with rules and regulations of various regulatory authorities (e.g. Securities and Exchange Commission) and is compatible with use through any U.S. brokerage firm. The audit platform, which is nearing completion of the development phase, may help advance the transparency of internal corporate governance and controls, contributing to the corporate accountability movement. The patent is expected to be issued by May 2024.

Further patents related to various features of the platform are still pending.

Either directly or through our subsidiaries, we may have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services may use the intellectual property of others, including licensed software. We may occasionally license any future intellectual property to others as we deem appropriate.

We regard the protection of our intellectual property, including our trademarks, patents, copyrights, domain names, trade dress and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We routinely enter into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business to limit access to and disclosure of our proprietary information.

We pursue the registration of our domain names, trademarks and service marks in the U.S. Additionally, we have filed U.S. patent applications covering certain aspects of our proprietary technology. Effective trademark, copyright, patent, domain name, trade dress and trade secret protection is typically expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful.

We have registered our core brands as trademarks and domain names in the U.S. If we are unable to register or protect our trademarks or domain names, we could be adversely affected in any jurisdiction in which our trademarks or domain names are not registered or protected. We may license, in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others.

ITEM 3. LEGAL PROCEEDINGS.

On November 6, 2023, we were notified of a lawsuit filed in Clark County, NV against the Company by GS Capital (“Plaintiff”) regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. The Plaintiff is seeking specific performance for the reserve of 700,000,000 shares, or damages in excess of $15,000, plus interest, costs, and legal fees. At the outset of the case, a temporary restraining order was entered preventing the Company from trading any shares. As currently postured, Plaintiff seeks specific performance (a mandatory injunction) requiring the conversion of approximately 257,000,000 shares and possibly additional recovery of legal fees and interest. On February 27, 2024, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. We seek a judgment in our favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. We await a response to the counterclaims.

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

The following tables set forth the high and low bid quotations for our common stock as reported on the OTCQB/OTC Pink for the periods indicated.

Fiscal 2023	Low	High
First Quarter – ended March 31, 2023	$0.000	$0.001
Second Quarter – ended June 30, 2023	$0.000	$0.001
Third Quarter – ended September 30, 2023	$0.000	$0.001
Fourth Quarter – ended December 31, 2023	$0.000	$0.013

Fiscal 2022	Low	High
First Quarter – ended March 31, 2022	$0.004	$0.022
Second Quarter – ended June 30, 2022 *	$0.002	$0.011
Third Quarter – ended September 30, 2022	$0.001	$0.004
Fourth Quarter – ended December 31, 2022	$0.001	$0.002

Fiscal 2021	Low	High
First Quarter – ended March 31, 2021	$0.025	$0.15
Second Quarter – ended June 30, 2021	$0.024	$0.095
Third Quarter – ended September 30, 2021	$0.02	$0.048
Fourth Quarter – ended December 31, 2021	$0.01	$0.039

* The shares moved from the OTC QB to the OTC Pink Market on June 30, 2022.

Holders

As of December 31, 2023, there were approximately 351 record holders of 1,544,696,448 shares of our common stock. The Company has also reserved out of its authorized Common Stock approximately 259,683,053 shares of Common Stock for conversion pursuant to the convertible promissory notes as of March 29, 2024.

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

DESCRIPTION OF SECURITIES

Common Stock

The total number of common shares authorized to be issued by the Company as of December 31, 2023 is 2,000,000,000 common shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. A total of 1,544,696,448 common shares are issued and outstanding as of December 31, 2023 and 1,000,000 preferred shares are issued and outstanding as of December 31, 2023. There are warrants to purchase 173,200 shares of common stock outstanding as of December 31, 2023.

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

Preferred shares

As of December 31, 2023, we had authorized ten million (10,000,000) shares of Preferred Stock, of which certain shares had been designated as Class A Preferred Stock.

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

There were 1,544,696,448 shares of common stock outstanding, 173,200 warrants issued for common stock, and 1,000,000 Class A Preferred Shares outstanding (owned by International Hedge Group, Inc.) as of December 31, 2023.

Options & Warrants

Effective December 1, 2016, our Stock Option and Award Plan (the “Stock Incentive Plan”) was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and may be either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2023, we have granted no stock options to purchase any shares of our common stock under the Plan.

As of December 31, 2023, there are warrants outstanding to purchase 173,200 shares of common stock of the Company as follows:

Grant Purpose	Grant Date	Number	Exercise Price	Expiration Date	Vesting
Private placement (common stock)	4-26-2019	173,200	$0.25	4-26-2024	100%

Transfer Agent

The transfer agent for our securities is EQ Shareowner Services, formerly known as Corporate Stock Transfer, with offices at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209, Phone (303) 282-4800.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

We have sold securities in the past two fiscal years without registering the securities under the Securities Act of 1933 as shown in the following summaries, including transactions occurring to the date of this filing:

2024

On January 25, 2024, the Company entered into note agreements with two unrelated individuals as follows:

  $100,000 from an unrelated individual, repayable one year from date of the note with interest at 11% per annum; and agreed to issue as additional consideration to the lender 15,000,000 shares of the Company’s common stock. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 15,000,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon.
  $14,000 from an unrelated individual, repayable 90 days from date of the note with interest at 11%. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, 7,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon.

In 2024, GS Capital filed notices of conversion and were issued, in three tranches, 195,620,499 shares of the Company’s common stock at a price of $0.00006 per share on their note of October 11, 2021. (See “Item 3. Legal Proceedings” for additional information related to GS Capital Partners).

In February 2024, the Company and each of the holders of two loans of $50,000 and $25,000 agreed to extend the maturity of the notes from February 2024 for a period of ten (10) months to December 2024 with interest continuing to be accrued at 11%. The Company agreed to issue 7,500,000 shares of common stock to the $50,000 note holder (valued at $12,000 ($0.0016 per share)) and 3,750,000 shares of common stock to the $25,000 note holder (valued at $7,125 ($0.0019 per share)) as consideration for extending the notes. The Company will value the shares to be issued based on the per share closing trading prices of the Company’s common stock as of the date of extensions.

In April 2024, the Company borrowed $25,000 from an unrelated individual, repayable twelve months from date of the note with interest at 11% per annum. As consideration for entering into the loan agreement, the Company has agreed to issue 3,750,000 of the Company’s common stock to the lender. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 3,750,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon.

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

In May 2023, the Company borrowed $50,000 from an unrelated individual, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amount of $50,000 and related unpaid and accrued interest thereon. In February 2024, the Company and the note holder agreed to extend the maturity of the notes to December 2024 . The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses.

In May 2023, the Company borrowed $25,000 from an unrelated individual, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 3,750,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 3,750,000 shares of the Company’s common stock as full satisfaction of the principal loan amount of $25,000 and related unpaid and accrued interest thereon. In February 2024, the Company and the note holder agreed to extend the maturity of the notes to December 2024. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses.

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

In November 2023, the Company borrowed $25,000 from an unrelated individual, repayable November 13, 2026 with interest at 5.5% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 5.5% and, in addition, issued 7,500,000 of the Company’s common stock, to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 7,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

In November 2023, the Company borrowed $50,000 and $25,000 from each of two unrelated individuals, repayable May 17, 2025 and August 17, 2024, with interest at 5.5% and 11% per annum, respectively. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 and 3,750,000 of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

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

Shares or Warrants Issued for Compensation or Services

Details of past issuances of shares for services can be found in the annual report on Form 10-K for the year ended December 31, 2016. No issuances for compensation have been made in the past seven fiscal years.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2023.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended December 31, 2023 and 2022. This MD&A should be read in conjunction with our financial statements as of December 31, 2023 and 2022. See section entitled “Forward-Looking Statements” above.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2023, we had an accumulated deficit totaling $10,421,950. This raises substantial doubts about our ability to continue as a going concern.

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

Recent Updates – BlackStar’s progress in 2023 was focused on thoroughly planning and describing many aspects of our new proposed line of business of trading common shares on a blockchain through the broker-dealer ecosystem. The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies in 2024. The Company’s next major step in its main feature, BlackStar’s Digital Trading Platform (“BDTP TM”), will be to engage an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to host the platform prior to implementation. To that end, the Company is exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTP TM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP TM is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP. TM. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. During 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. In 2023, BlackStar and Artuova completed a production ready and feature-complete user interface for our Corporate Governance feature on a blockchain. BlackStar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages, while considering applying for a Broker Dealer or ATS license. During 2021-2022, BlackStar filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software. During 2022, BlackStar also filed with U.S. and foreign trademark offices for protection. On December 26, 2023, the USPTO issued Patent No. US 11,854,080 B2, “System And Method For Matching Orders And Immutable Blockchain Ledger For All Customer Trading Activity With Settlement Into The Broker Dealer Ecosystem”. In February 2024, BlackStar was allowed its Corporate Governance patent “System and Method for Preparing for a SEC Financial Statement Audit by Recording Corporate Governance Information on an Immutable Blockchain”.

The Company’s success will be dependent upon its ability to analyze and manage the opportunities presented and is contingent upon successfully raising funds and ultimately SEC approval of our digital trading platform.

Currently in the testing phase, we estimate $100,000 to finalize the integration of the digital platform into the broker-dealer eco system. The ability to obtain a licensee may be dependent on our ability to confirm that FINRA and the SEC will allow trading on our platform as described. If this is the case, the Company may alternatively seek to acquire an existing broker-dealer in order to become a FINRA-registered broker-dealer. Once we have secured a licensee broker-dealer, clearing firm, or ATS for the operations of the BDTP TM and begun operating the BDTP TM, we will seek subscriber companies desiring customized platforms. At that point, we will have the ability to showcase BDTP TM’s live operations. The technical platform operations and updates will be managed by Artuova, through our oversight and direction. The software building of additional platforms for subscriber companies may take as little as 48 hours. We have not yet developed our marketing campaign to seek out these customers, but plan to do so after securing our operating licensee, anticipated within the next twelve months. We anticipate our Corporate Governance platform to be subscribed to by US corporations in 2024, with overall expansion of services into the blockchain industry within the next twelve months.

Based on our current cash reserves of approximately $33,550 as of December 31, 2023, and our receipt in 2024 of $139,000 in short term loans, we estimate to have the cash for an operational budget of approximately four (4) months. We intend to offer a private placement of preferred shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in spring of 2024. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2023, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

We have estimated $100,000 for each of the first three quarters of 2024 and $150,000 in the fourth quarter of 2024 for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the year ended December 31, 2023, we received funding through promissory notes totaling $400,000 being received in net cash proceeds. Thus far in 2024, we received loans of an aggregate $139,000 in short term loans from three investors, due with interest at 11% per annum.

Results of Operations

Net loss for the year ended December 31, 2023 was $1,046,983 as compared to $1,225,207 for the year ended December 31, 2022, a decrease of $178,224. As explained below, most of the loss in 2022 was attributable to non-cash transactions from the issuance of convertible debt and other financings.

In 2022, non-cash expenses associated with convertible debt financings were $522,854 as compared to $7,835 in 2023. Substantially all of the Company’s convertible debt obligations matured in 2022, and the related amortization of discounts on debt issuances and conversion features of the convertible promissory notes was completed. In 2023, the Company incurred loans of a conventional nature that were used to finance continued operations, as compared to convertible debt financings utilized in prior years. In 2023, the Company issued common stock, in lieu of cash payments, valued at $200,432 for loan fees as compared to no issuances for these costs and expenses in 2022. Interest expense increased by $277,832 to $496,157 in 2023 as compared to 218,325 in 2022, as the value of stock issued in 2023 for loan fees is being charged to operations as interest expense. In 2023, the Company recognized income of $73,833 as forgiveness of debt as the company settled certain of its convertible debt obligations with the lenders being issued shares of stock for default interest and penalties.

General and administrative expenses in 2023 were $162,297, an increase of $100,062 from general and administrative expenses of $62,235 in 2022. General and administrative costs in 2023 included fees of $111,000 for a media consulting firm which were not incurred in 2022. Overhead and corporate operational costs were consistent for 2023 and 2022 exclusive of fees for media consulting.

In 2023, the Company paid related party management consulting fees to IHG of $128,000 as compared to $294,401 paid in 2022.

Legal and professional fees of $326,527 for the year ended December 31, 2023 increased by $199,135 from $127,392 for the year ended December 31, 2022. During 2023 the Company incurred legal fees for litigation and settlement of issues with convertible debt holders which were not incurred in prior years, in addition to recurring costs for SEC regulatory and statutory filings matters. Fees for 2022 were predominately for SEC regulatory and statutory filings, fees for annual audit and quarterly reviews and filings for a Registration Statement on Form S-1 to register underlying common shares for issuance to investors.

Liquidity and Capital Resources

As of December 31, 2023, we had a working capital deficit of $1,480,550 and cash of $33,550, as compared to a working capital deficit of $971,295 and cash of $62,085 as of December 31, 2022. The increase in working capital deficit was due primarily to the increase in debt funding during 2023 as compared to 2022, with substantially all new debt issuances maturing within one year of date of issuance, and the increase in trade payables and accrued expenses of $328,507 from 2022 to 2023. The Company used new and existing fundings to maintain operating activities and complete software development and patent filings with the USPTO for its digital trading platform. During 2003, the Company used $340,712 of cash for operating activities as compared to $543,604 of cash for operating activities used in 2022. In 2003, we paid $40,001 in investing activities for software development and patent costs as compared to $11,634 paid in 2022; and incurred an additional $56,966 and $70,251 in legal fees for patent costs which amounts are included in accounts payable as of December 31, 2023 and 2022, respectively.

In 2023, we received $400,000 in non-convertible debt financing from non-related individuals, of which $325,000 is due within one year of issuance with interest at 11% per annum, and $75,000 is due from 2025 to 2026 with interest at 5.5% per annum. As consideration for entering the note agreements in 2023, the Company issued to note holders an aggregate 71,250,000 shares of its common stock, valued at $266,063. In 2022, substantially all of our funding has been from convertible debt financings. The convertible debt instruments were with non-related investment firms, carried an interest rate of 10%, matured six months to one year from date of financing and were convertible into shares of the Company’s common stock at a discount to the trading prices of the common shares of 35% to 40%. During 2022, we issued convertible debt with a face value of $210,250, receiving cash proceeds of $194,750. In 2023, note holders were issued 845,162,311 shares of common stock for conversion of $200,432 face value of debt and related accrued interest; and in 2022, note holders were issued 405,010,195 shares of common stock for conversion of $619,211 face value of debt and related accrued interest and fees. We had a net increase in liquidity from financings of $352,178 in 2023 and $98,784 in 2022. In 2023 and 2022, we issued 56,788,923 ($.00062 per share) and 12,795,700 ($0.0023 per share) shares of common stock to warrant holders in a cashless exercise of warrants. In 2023, the Company issued, as partial consideration, 25,000,000 shares of its common stock (valued at $100,000) to a media consulting firm for investor relations services under a six-month agreement through May 2024.

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

Availability of Additional Capital

Notwithstanding our success in raising net cash proceeds of $400,000 from traditional loans in 2023 and $194,750 from convertible debt financing in 2022, there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company feels it has sufficient capital to pay expenses and implement our platform of blockchain features in the second quarter of 2024, with $139,000 in loans received in the first quarter of 2024.

Any additional financing may be dilutive to our stockholders, new equity securities may have rights, preferences, or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of December 31, 2023, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until our digital trading platform is operational. Accordingly, we must raise capital from sources other than the actual revenue from issuance of memberships in our digital trading platform.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of December 31, 2023 and 2022 and are included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACKSTAR ENTERPRISE GROUP, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blackstar Enterprise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstar Enterprise Group, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2016

Lakewood, CO

April 12, 2024

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS

Current Assets
Cash	$33,550	$62,085
Total current assets	33,550	62,085

Intangibles	348,652	241,685

Total Assets	$382,202	$303,770

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$358,001	$97,750
Accrued payables	247,020	150,691
Notes payable	325,000	—
Convertible notes payable, net of discounts of $0
and $7,835 at December 31, 2023 and 2022	584,079	784,939

Total current liabilities	1,514,100	1,033,380

Notes payable - long term	75,000	—

Total Liabilities	1,589,100	1,033,380

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock- 2,000,000,000 shares authorized; $0.001 par value
1,544,696,448 and 546,495,214 shares issued and outstanding
at December 31, 2023 and 2022	1,544,696	546,495
Additional paid in capital	7,666,156	8,097,862
Common stock to be issued	3,200	—
Accumulated deficit	(10,421,950)	(9,374,967)

Total stockholders' deficit	(1,206,898)	(729,610)

Total Liabilities and Stockholders' Deficit	$382,202	$303,770

The accompanying notes are an integral part of these consolidated financial statements.
F-2

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Revenue	$—	$—

Operating expenses
Legal and professional	326,527	127,392
Management consulting - related party	128,000	294,401
General and administrative	162,297	62,235

Total operating expenses	616,824	484,028

Other expense (income)
Amortization of discount on convertible notes	—	482,348
Amortization of convertible debt issuance costs	7,835	40,506
Forgiveness of debt	(73,833)	—
Interest expense	496,157	218,325

Other expense (income)	430,159	741,179

Net (loss)	$(1,046,983)	$(1,225,207)

Net (loss) per share - basic and diluted	$(0.001)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	968,688,871	272,030,056

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Cash Flows From Operating Activities
Net (loss)	$(1,046,983)	$(1,225,207)

Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	7,835	40,506
Amortization of discounts on convertible notes	—	482,348
Amortization of interest on convertible notes	—	19,667
Stock issued for loan costs and consulting agreement	366,063	—
Stock based compensation	3,200	—
Forgiveness of debt	(73,833)	—
Default provisions on convertible debt	74,499	—
Changes in operating assets and liabilities
Decrease in prepaids	—	5,000
Increase (decrease) in accounts payable	193,285	(15,543)
Increase in accrued payables	135,222	149,625

Cash used in operating activities	(340,712)	(543,604)

Cash Flows From Investing Activities
Software and patent costs	(40,001)	(11,634)

Cash used in investing activities	(40,001)	(11,634)

Cash Flows From Financing Activities
Proceeds from convertible notes, net of offering costs
and original issue discount	—	194,750
Repayments of notes payable	(47,822)	(95,966)
Cash proceeds from notes	400,000	—

Net cash provided by financing activities	352,178	98,784

Net increase (decrease) in cash	(28,535)	(456,454)

Cash, beginning of period	62,085	518,539

Cash, end of period	$33,550	$62,085

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$200,432	$619,211
Forgiveness of debt	$73,833	$—
Common stock issued for loan costs	$266,063	$—
Common stock issued for media consulting contract	$100,000	$—
Cashless exercise of common stock warrant	$56,789	$29,430
Accounts payable for intangibles	$66,966	$70,251

Cash paid for interest on debt	$20,606	$10,647

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2023

	Common Stock		Preferred Stock
		Amount		Amount	Additional Paid	Common Stock to be	Accumulated	Stockholders'
	Shares	($0.001Par)	Shares	($0.001Par)	in Capital	Issued	Deficit	Deficit

Balances - December 31, 2021	128,689,319	$128,689	1,000,000	$1,000	$7,896,457	$—	$(8,149,760)	$(123,614)

Shares issued for conversion of notes and interest	405,010,195	405,010	—	—	214,201		—	619,211
Shares issued for cashless warrant exercise	12,795,700	12,796	—	—	(12,796)		—	—
Net loss	—	—	—	—	—		(1,225,207)	(1,225,207)

Balances - December 31, 2022	546,495,214	546,495	1,000,000	1,000	8,097,862	—	(9,374,967)	(729,610)

Shares issued for conversion of notes and interest	845,162,311	845,162	—	—	(644,730)	—	—	200,432
Shares issued for loan costs	71,250,000	71,250	—	—	194,813	—	—	266,063
Shares issued for cashless warrant exercise	56,788,923	56,789	—	—	(56,789)	—	—	—
Shares issued for media consulting	25,000,000	25,000	—	—	75,000	—	—	100,000
Shares to be issued to officers/directors	—	—	—	—	—	3,200	—	3,200
Net loss	—	—	—	—	—	—	(1,046,983)	(1,046,983)

Balances - December 31, 2023	1,544,696,448	$1,544,696	1,000,000	$1,000	$7,666,156	$3,200	$(10,421,950)	$(1,206,898)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2023 and 2022, the Company has generated no revenues and has incurred losses. As of December 31, 2023, the Company had cash of $35,550, negative working capital of $1,480,550 and an accumulated deficit of $10,421,950. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Cash and cash equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2023 and 2022, the Company had no deposits in excess of the FDIC insured limits.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent pronouncements

There are several new accounting pronouncements issued or proposed by the Financial Accounting Standards Board (“FASB”) which the Company has adopted or will adopt, as applicable. The Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2023 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 4 – INTANGIBLES

Intangibles at December 31, 2023 and 2022 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2023	2022
Software	$140,001	$90,000
Patents	208,651	151,685

	$348,652	$241,685

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

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
  12,795,700 shares for exercise of previously issued warrants at $0.0023 per share. The exercise price was revised to $0.0023 per share from $0.25 per share as per antidilution provision of the warrant agreement. The warrants were exercised on a cashless or “net” basis. Accordingly, the Company did not receive any proceeds from the warrant exercise. The cashless exercise of the warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 118,800 shares of common stock.

During the year ended December 31, 2023, the Company issued shares of its common stock as follows:

  845,162,311 shares for conversion of $200,432 principal and interest on convertible note payable.
  71,250,000 shares valued at $266,063 as consideration for financing fees for loans made to the Company.
  25,000,000 shares valued at $100,000 ($0.004 per share) as partial consideration for a media consulting contract.
  56,788,923 shares for exercise of previously issued warrants at $0.0128 per share. The exercise price was revised to $0.00062 per share from $0.25 per share as per antidilution provision of the warrant agreement. The warrants were exercised on a cashless or “net” basis. Accordingly, the Company did not receive any proceeds from the warrant exercise. The cashless exercise of the warrants resulted in the cancellation of previously issued warrants to purchase an aggregate of 148,000 shares of common stock.

Common Stock to be issued

On July 1, 2023, the Board of Directors approved a plan for the issuance of shares of the Company’s common stock as follows: 1,000,000 shares each to Directors of the Company; 2,000,000 shares each to new officers of the Company; 1,000,000 shares each to new advisors of the Company. The Board authorized, as of July 1, 2023, the issuance of an aggregate 8,000,000 shares of its common stock under the approved plan to four individuals, valued at $3,200 ($0.0004 per share), based on the trading price of the Company’s common stock as of the date of grant. As of December 31, 2023, the shares have not been issued and the Company has charged $3,200 as stock based compensation expense and recorded the shares to be issued as common stock to be issued on the accompanying financial statements.

NOTE 6 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exercisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The Company recognized a warrant expense of $132,593 at the time of grant of the warrants. At December 31, 2023, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 6 – WARRANTS (continued)

A summary of warrant activity during the years ended December 31, 2022 and 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – December 31, 2021	540,000	$0.31	1.99
Exercised	(118,800)
Expired	(100,000)
Outstanding and exercisable – December 31, 2022	321,200	$0.25	1.32
Exercised	(148,000)
Expired	—
Outstanding and exercisable – December 31, 2023	173,200	$0.25	.33

NOTE 7 – CONVERTIBLE NOTES

GS CAPITAL PARTNERS

On October 11, 2021, the Company entered into a financing agreement with GS Capital Partners LLC (“GS Capital”) to borrow $60,000. The note matured on October 11, 2022, bears interest at 8%, with a default rate of 24%, and is convertible at the option of the holder, at any time after 180 days of the date of issuance. The conversion price is to be calculated at 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to the note. There are no warrants or options attached to this note. The Company received net proceeds from the loan of $50,000, after legal and financing fees of $10,000. In August and October 2022, GS Capital made a partial conversion of $20,385 principal and $1,446 of accrued and unpaid interest on the note into 27,531,479 shares of the Company’s common stock at a conversion prices of $0.0012 to $0.00036 per share; in June 2023 made a $5,933 partial conversion, in two tranches, of the principal and accrued interest of $1,267 into 59,998,666 shares of the Company’s common stock at a conversion price of $0.00012 per share; and in November 2023, issued a notice of conversion for a partial conversion of $2,860 principal and $865 of accrued and unpaid interest on the note into 62,084,333 shares of the Company’s common stock at a conversion price of $0.00006 per share. In November 2023, the Company made a cash payment of $51,197 to GS Capital as full satisfaction of the Company’s obligations under the note agreement, recording the payment to principal of $30,822 and accrued interest of $20,375. (See Note 12 and 13)

SE HOLDINGS LLC

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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 7 – CONVERTIBLE NOTES (continued)

There are no warrants or options attached to this note, and the Company has reserved 44,000,000 shares for conversion. Net proceeds from the loan were $177,500, after original issue discount of $20,000 and legal fees and offering costs of $22,500. The Company recorded the conversion feature as a beneficial conversion feature. The fair value of $220,000 for the expense portion of the note was amortized over the original term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. The Company has recorded interest on the note at the default rate of 24% from the maturity date of the note through December 31, 2023.

ADAR ALEF, LLC

On April 29, 2021, the Company entered into a financing agreement with Adar Alef, LLC (“Adar Alef”) to borrow $550,000. The note matured on April 29, 2022. bears interest at 10%, with a default rate of 24%, and is convertible at the option of the holder, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest closing bid prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 86,105,000 shares for conversion. The Company received the net proceeds from the loan of $462,000, after original issue discount, legal fees and offering costs of $88,000. In February and March 2022, Adar Alef elected to make a partial conversion of $76,500 principal and $6,296 of accrued and unpaid interest thereon due on the note, in three tranches, into an aggregate 21,504,766 shares of the Company’s common stock at prices of $0.0023 to $0.0064 per share under the conversion provision and terms of the note agreement.

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

In November 2023, Adar Alef issued a notice of conversion for a partial conversion of $13,455 principal into 62,100,00 shares of the Company’s common stock at a price of $0.0002167 per share under the conversion provision and terms of the note agreement.

1800 DIAGONAL LENDING LLC

On May 5, 2022, the Company entered into a financing agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”) to borrow $55,750. The note matured on May 5, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading price of the Company’s common stock for the previous lowest trading price

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 7 – CONVERTIBLE NOTES (continued)

of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 43,537,683 shares for conversion. Net proceeds from the loan were $52,000, after legal fees and offering costs of $3,750. In November and December 2022, the lender made a partial conversion of $32,150 principal due into an aggregate 55,377,648 shares of the Company’s common stock at conversion prices of $0.00046 to $0.00078 per share under the conversion provision and terms of the note agreement. During 2023, 1800 Diagonal converted, in three tranches, the outstanding principal balance of $23,600 together with accrued and unpaid interest of $2,787 into 75,643,939 shares of the Company’s common stock at conversion prices of $0.00033 to $0.00036 per share under the conversion provision and terms of the note agreement.

On August 30, 2022, the Company entered into a financing agreement with 1800 Diagonal to borrow $43,750. The note matured on August 30, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading price of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 100,000,000 shares for conversion. Net proceeds from the loan were $40,000, after legal fees and offering costs of $3,750. During 2023, 1800 Diagonal converted the total outstanding principal balance of $43,750 together with accrued and unpaid interest of $2,788 into 305,250,000 shares of the Company’s common stock at conversion prices of $0.00013 to $0.00026 per share under the conversion provision and terms of the note agreement.

On October 31, 2022, the Company entered into a financing agreement with 1800 Diagonal to borrow $55,000. The note matured on October 31, 2023, bears interest at 10%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance. The conversion price is to be calculated at 65% of the average of the two lowest trading price of the Company’s common stock for the previous fifteen trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 423,076,923 shares for conversion. Net proceeds from the loan were $50,750, after legal fees and offering costs of $4,250. During 2023, 1800 Diagonal converted, in four tranches, $37,200 as partial conversions of the principal portion of the note into 210,492,308 shares of the Company’s common stock at conversion prices of $0.00013 to $.0002 per share under the conversion provision and terms of the note agreement, and paid $17,000 to 1800 Diagonal as full satisfaction of the Company’s obligation under the note agreement, recognizing the forgiveness of debt of $800 principal and $4,581 interest.

QUICK CAPITAL LLC

On November 23, 2020, the Company entered into a financing agreement with Quick Capital LLC (“Quick Capital”) to borrow $33,275 with a due date of July 16, 2021. The note bears interest at 10%, with a default rate of 24%, and is convertible into shares of the Company’s common stock. The conversion price is to be calculated at 60% of the 2 lowest trading prices of the Company’s common stock for the previous 20 trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 12,000,000 shares for conversion. Net proceeds from the loan were $25,000, after legal fees and offering costs of $8,275. The Company recorded the conversion feature as a beneficial conversion feature. The fair value of $33,275 for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 7 – CONVERTIBLE NOTES (continued)

In April 2022, Quick Capital issued a notice of default on the $33,275 convertible note dated November 16, 2020 and stated that the outstanding amount due on the note is $133,317, the default interest per annum is 24%, and that the conversion price is the lowest trading price during the delinquency period with a 50% discount. The Company has recorded accrued default interest on the note at the rate of 24% per annum from May 24, 2021(date of default) on the original loan amount of $33,275.

In November and December 2022, Quick Capital made a partial conversion of the outstanding amounts due of $45,109 into an aggregate 124,978,374 shares of the Company’s common stock at conversion prices of $0.00030 to $0.00045 per share under the conversion provision and terms of the note agreement. The Company has recorded the conversion amount to accrued and unpaid interest. At December 31, 2022, the accompanying financial statements reflects an outstanding balance due to Quick Capital of $33,275 and accrued interest of $3,595.

During 2023, Quick Capital converted, in two tranches of 4,900,757 and 18,000,000 shares, principal balance of $39,322 and accrued and unpaid interest of $27,225 at conversion prices of $0.000132 to $0.00366 per share under the conversion provision and terms of the note agreement. Upon delivery of the 18,000,000 shares converted under the second conversion, Quick Capital forgave the outstanding principal balance of $68,451.

Convertible notes payable at December 31, 2023 and 2022 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	2023	2022

GS Capital Partners LLC	$60,000	8%	October 11, 2022	—	$39,615

SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$220,000

Quick Capital LLC	$33,275	10%	July 16, 2021	—	$33,275

Adar Alef LLC	$550,000	10%	April 29, 2022	$364,079	$377,534

1800 Diagonal Lending LLC	$55,750	10%	May 5, 2023	—	$23,600
	$43,750	10%	August 30, 2022	—	$43,750
	$55,000	10%	October 31, 2022	—	$55,000

Discount				$—	$(7,835)

				$584,079	$784,939

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 8 – NOTES PAYABLE

In March 2023, the Company borrowed $25,000 from each of two individuals (an aggregate $50,000), repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company agreed to repay the face amount of each of the loans in cash, including unpaid and accrued interest at 11% and, in addition, issued 3,750,000 shares of the Company’s common stock to each of the lenders. At maturity each of the lenders had the option to be issued, in lieu of cash payment of the outstanding debt, an additional 3,750,000 shares of the Company’s common stock in full satisfaction of the principal loan amount of $25,000 and related unpaid and accrued interest thereon. The Company recorded the initial aggregate 7,500,000 common shares issued to the two lenders at $4,500, based on the $0.0006 closing trading price of the Company’s common stock as of the date of the loan, as a prepaid expense and amortized the value of the shares as interest expense over the term of the loans. At maturity in December 2023, the Company and the loan holders agreed to extend the maturity of the notes to September 2024 with interest at 11% and issued an additional 3,750,000 shares of the Company’s common stock to each of the note holders as consideration for extending the notes. The Company has recorded the value of the aggregate 7,500,000 shares at $75,375, based on the $0.01005 closing trading price of the Company’s common stock as of the date of the extension.

In May 2023, the Company borrowed $50,000 and $25,000 from two unrelated individuals, repayable nine months from date of borrowings with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, to the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the initial aggregate 11,250,000 common shares issued to the two lenders at $4,500, based on the $0.0004 closing trading price of the Company’s common stock as of the date of the loans. In February 2024, the Company and the note holders agreed to extend the maturity of the notes to December 2024 (See Note 12).

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

In September 2023, the Company borrowed $50,000 from an unrelated individual, repayable June 29, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the 7,500,000 common shares issued to the lender at $1,875, based on the $0.00025 closing trading price of the Company’s common stock as of the date of the loan,

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 8 – NOTES PAYABLE (continued)

On November 6, 2023, the Company borrowed $50,000 and $25,000 from each of two unrelated individuals, repayable nine months from date of the notes with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 and 3,750,000 of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the 11,250,000 common shares issued to the lender at $51,000, based on the $0.0045 closing trading price of the Company’s common stock as of the date of the loans.

On November 13, 2023, the Company borrowed $25,000 from an unrelated individual, repayable November 13, 2026 with interest at 5.5% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 5.5% and, in addition, issued 7,500,000 of the Company’s common stock, to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 7,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the 7,500,000 common shares issued to the lender at $40,500, based on the $0.0054 closing trading price of the Company’s common stock as of the date of the loan.

On November 17, 2023, the Company borrowed $50,000 and $25,000 from each of two unrelated individuals, repayable May 17, 2025 with interest at 5.5% per annum and August 17, 2024 with interest at 11% per annum, respectively. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest and, in addition, issued 7,500,000 and 3,750,000 of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the 11,250,000 common shares issued to the lender at $86,063, based on the $0.00795 closing trading price of the Company’s common stock as of the date of the loans.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported at December 31, 2023 and 2022 is as follows:

Income tax valuation allowance
	2023	2022
Net loss before income taxes	$(1,046,983)	$(1,225,207)
Adjustments to net loss
Convertible note expense	7,835	482,348
Net taxable income (loss)	(1,039,148)	(742,859)
Income tax rate	26%	26%
Income tax recovery	270,178	193,143
Valuation allowance change	(270,178)	(193,143)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets at December 31, 2023 and 2022 are as follows:

Components of deferred income tax assets

	2023	2022
Net operating loss carryforward	$4,280,073	$3,240,925

Valuation allowance	(4,280,073)	(3,240,925)

Net deferred income tax asset	$—	$—

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

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the years ended December 31, 2023 and 2022 the Company paid related party management fees to IHG of $128,000 and $294,401, respectively.

During the years ended December 31, 2023 and 2022, there were no advances from related parties.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On November 6, 2023, the Company was notified of a lawsuit filed in Clark County, NV against the Company by GS Capital regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. The Plaintiff is seeking specific performance for the reserve of 700,000,000 shares, or damages in excess of $15,000, plus interest, costs, and legal fees. At the outset of the case, a temporary restraining order was entered preventing the Company from trading any shares. As currently postured, Plaintiff seeks specific performance (a mandatory injunction) requiring the conversion of approximately 257,000,000 shares and possibly additional recovery of legal fees and interest. On February 27, 2024, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 dollars in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. The Company seeks a judgment in its favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. The Company awaits a response to the counterclaims.

At December 31, 2023 and 2022, there were no legal proceedings against the Company, other than the aforementioned.

NOTE 12 – SUBSEQUENT EVENTS

On January 25, 2024, the Company entered into note agreements with two unrelated individuals as follows:

  $100,000 from an unrelated individual, repayable one year from date of the note with interest at 11% per annum; and agreed to issue as additional consideration to the lender 15,000,000 shares of the Company’s common stock. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 15,000,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon.
  $14,000 from an unrelated individual, repayable 90 days from date of the note with interest at 11%. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, 7,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon.

In 2024, GS Capital filed notices of conversion and were issued, in three tranches, 195,620,499 shares of the Company’s common stock at a price of $0.00006 per share on their note of October 11, 2021. (See Notes 7 and 11)

In February 2024, the Company and each of the holders of two loans of $50,000 and $25,000 agreed to extend the maturity of the notes from February 2024 for a period of ten (10) months to December 2024 with interest continuing to be accrued at 11%. The Company agreed to issue 7,500,000 shares of common stock to the $50,000 note holder (valued at $12,000 ($0.0016 per share)) and 3,750,000 shares of common stock to the $25,000 note holder (valued at $7,125 ($0.0019 per share)) as consideration for extending the notes. The Company will value the shares to be issued based on the per share closing trading prices of the Company’s common stock as of the date of extensions.

In April 2024, the Company borrowed $25,000 from an unrelated individual, repayable twelve months from date of the note with interest at 11% per annum. As consideration for entering into the loan agreement, the Company has agreed to issue 3,750,000 of the Company’s common stock to the lender. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 3,750,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon.

The Company has analyzed its operations subsequent to December 31, 2023 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

Due to insufficient funds during the year ended December 31, 2023, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months December 31, 2023, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of December 31, 2023.

Name	Age	Position
Joseph E. Kurczodyna	70	Acting Chief Executive Officer, Chief Financial Officer and Director
Robert LaPointe, Jr.	74	Director

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

BIOGRAPHICAL INFORMATION

Joseph E. Kurczodyna, Chief Executive Officer, Chief Financial Officer and Director

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

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the Fall of 2024 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Delaware and on such date as may be fixed from time to time by resolution of our board of directors.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2023, 2022, and 2021.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($) (See Footnotes)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensa-tion ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Joseph E. Kurczodyna, CEO, CFO (4)	2023	0	0	0	0	0	0	$128,000	(5)	$128,000	(5)
	2022	0	0	0	0	0	0	$294,401	(3)	$294,401	(3)
	2021	0	0	0	0	0	0	$344,642	(1)	$344,642	(1)
John Noble Harris, CEO (2)	2022	0	0	0	0	0	0	$294,401	(3)	$294,401	(3)
	2021	0	0	0	0	0	0	$344,642	(1)	$344,642	(1)

All Current Executive Officers	2022	0	0	0	0	0	0	$128,000	(5)	$128,000	(5)

___________

(1)	Management collectively, through IHG, was paid consulting fees of $344,642 for the year ended December 31, 2021.

(2)	Mr. Harris resigned as an officer and director effective November 22, 2022. Mr. Kurczodyna was appointed CEO on the same date.

(3)	Management collectively, through IHG, was paid consulting fees of $294,401 for the year ended December 31, 2022.

(4)	Mr. Harris resigned as an officer and director effective November 22, 2022. Mr. Kurczodyna was appointed CEO on the same date.

(5)	Management collectively, through IHG, was paid consulting fees of $128,000 for the year ended December 31, 2023.

Management fees as of December 31, 2023

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the year ended December 31, 2023, the Company recorded related party management fees of $128,000.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us,

with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control. Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached as Exhibit 10.1 to the Amend. No. 1 to the Form 10-K for the year ended December 31, 2017. The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agreed to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy. IHG have continued to consult for the Company and for their services, they have been paid $128,000 and $294,401 for the years ended December 31, 2023 and 2022, respectively.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for BlackStar Enterprise Group, Inc.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the “Summary Executives’ Compensation Table” during the years ended December 31, 2023, 2022, and 2021.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joseph E. Kurczodyna,	2023	0	0	0	0	0	0	$0
Director	2022	0	0	0	0	0	0	$0
	2021	0	0	0	0	0	0	$0

Robert LaPointe, Jr. Director (1)	2023	0	0	0	0	0	0	$0
	2022	0	0	0	0	0	0	$0

John Noble Harris,	2022	0	0	0	0	0	0	$0
Director (2)	2021	0	0	0	0	0	0	$0

All Current Directors	2023	0	0	0	0	0	0	$0

 _______

(1)	Mr. LaPointe was elected director effective November 22, 2022.
(2)	Mr. Harris resigned as an officer and director effective November 22, 2022.

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

At this time, our Directors do not receive cash compensation for serving as members of our Board of Directors. On July 1, 2023, the Board of Directors approved a plan for the issuance of shares of the Company’s common stock as follows: 1,000,000 shares each to Directors of the Company; 2,000,000 shares each to new officers of the Company; 1,000,000 shares each to new advisors of the Company. The Board authorized, as of July 1, 2023, the issuance of an aggregate 8,000,000 shares of its common stock under the approved plan to four individuals, valued at $3,200 ($0.0004 per share), based on the trading price of the Company’s common stock as of the date of grant. As of December 31, 2023, the shares have not been issued and the Company has charged $3,200 as stock based compensation expense and recorded the shares to be issued as common stock to be issued on the accompanying financial statements.

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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective December 1, 2016, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and may be either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2023, we have granted no stock options to purchase any shares of our common stock under the Plan.

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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of December 31, 2023.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants

Common Stock	Joseph E. Kurczodyna, Chief Executive Officer, Chief Financial Officer and Director (3)(4)	9,119,369	0.52%	9,119,369	0.52%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Executive Officer, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A

Common Stock	Robert LaPointe, Jr., Director (7)	342,593	0.02%	342,593	0.02%

Common Shares	All Directors and Executive Officers as a Group (2 persons)	9,461,962	0.54%	9,461,962	0.54%

Preferred Shares	All Directors and Executive Officers as a Group (2 persons)	1,000,000	100%	N/A	N/A

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 1,740,638,147 common shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any shares reserved under convertible notes).

(3)	Mr. Kurczodyna and the estate of Mr. Harris are an individual and an estate owning and/or controlling International Hedge Group, Inc. and deemed beneficial owners. Mr. Harris passed away on December 15, 2022.

(4)	International Hedge Group, Inc. (“IHG”), the estate of Mr. Harris, and Mr. Kurczodyna are shown collectively as each own significant IHG common shares. IHG also controls voting of the BlackStar Class A Super Majority Voting Preferred stock which votes 60% of the common at all times. Mr. Kurczodyna additionally has control of IHG through IHG Class A Super Majority Voting Preferred shares.

(5)	Including other affiliate companies of the estate of Mr. Kurczodyna. Mr. Kurczodyna owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (0.25%), not including ownership in IHG. Mr. Kurczodyna additionally has control of IHG through IHG Class A Super Majority Voting Preferred shares.
(6)	Mr. Harris resigned as an officer and director of the Company as of November 22, 2022.
(7)	Mr. LaPointe was elected a director of the Company effective November 22, 2022.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	International Hedge Group, Inc. (4)	4,792,702	0.28%	4,792,702	0.28%
Class A Preferred Convertible Stock	International Hedge Group, Inc. (4)	1,000,000	100%	N/A	N/A
Common Stock	Estate of John Noble Harris, Former Chief Executive Officer and Director (3)(4)(6)	9,119,369	0.52%	9,119,369	0.52%
Class A Preferred Convertible Stock	Estate of John Noble Harris, Former Chief Executive Officer and Director (3)(4)(6)	1,000,000	100%	N/A	N/A
Common Stock	Joseph E. Kurczodyna, Chief Executive Officer, Chief Financial Officer and Director (3)(4)	9,119,369	0.52%	9,119,369	0.52%
Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Executive Officer, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A
Total Common		13,446,036	0.77%	13,446,036	0.77%
Total Class A Preferred Convertible Stock		1,000,000	100%	1,000,000	100%

 _________________

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 1,740,638,147 shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any shares reserved under convertible notes).

(3)	The estate of Mr. Harris and Mr. Kurczodyna are an entity and individual owning and controlling International Hedge Group, Inc. and deemed beneficial owners. Mr. Harris passed away on December 15, 2022.

(4)	International Hedge Group, Inc. (“IHG”), the estate of Mr. Harris, and Mr. Kurczodyna are shown collectively as they jointly own IHG. IHG also controls voting of the BlackStar Class A Super Majority Voting Preferred stock which votes 60% of the common at all times. Mr. Kurczodyna additionally has control of IHG through IHG Class A Super Majority Voting Preferred shares.

(5)	Including other affiliate companies of the estate of Mr. Harris and Mr. Kurczodyna. The estate of Mr. Harris owns 2,884,445 shares and 1,442,222 through an affiliated company, for a total of 4,326,667 (0.25%), not including ownership in IHG. Mr. Kurczodyna owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (0.25%), not including ownership in IHG. Mr. Kurczodyna additionally has control of IHG through IHG Class A Super Majority Voting Preferred shares.

(6)	Mr. Harris resigned as an officer and director of the Company as of November 22, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We were billed fees for professional services by our principal independent accountants of approximately $47,500 and $34,600 for the audit of our annual financial statements and for the review of our unaudited quarterly financial statements for the fiscal years ended December 31, 2023 and 2022, respectively.

During the fiscal years ended December 31, 2023 and 2022, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3(i).1	Certificate of Incorporation of NPI08, Inc. – filed December 17, 2007 [1]
3(i).2	Certificate of Amendment of BlackStar Energy Group, Inc. – name change to BlackStar Enterprise Group, Inc. filed July 14, 2016 [1]
3(i).3	Certificate of Amendment filed August 25, 2016 [1]
3(i).4	Certificate of Correction filed August 25, 2016 [1]
3(i).5	Articles of Incorporation for Crypto Equity Management Corp. [2]
3(i).6	Articles of Incorporation for Crypto Industry SRO Inc. [3]
3(i).7	Certificate of Amendment filed March 12, 2020 [6]
3(i).8	Articles of Amendment - Blockchain Equity Management Corp. [7]
3(i).9	Articles of Amendment – Blockchain Equity SRO Inc. [7]
3(ii).1	Bylaws of BlackStar Enterprise Group, Inc. [1]
10.1	Management Consulting Agreement – BlackStar Enterprise Group, Inc. and International Hedge Group, Inc., December 1, 2017 [4]
10.2	Warrant to Purchase Digital Shares of Common Stock – BlackStar Enterprise Group, Inc. [4]
10.3	Warrant to Purchase Shares of Common Stock – Crypto Equity Management Corp. [4]
10.4	Agreement with Solidgreen Software, LLC [5]
10.5	SAFE for BlackStar Digital Equities [5]
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

____________________________

[1]	Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 000-55730 on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated December 28, 2016, as amended.
[2]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated October 10, 2017.
[3]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated March 1, 2018.
[4]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated July 3, 2018.
[5]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A-2 filed with the Securities and Exchange Commission (www.sec.gov), dated September 5, 2018.
[6]	Incorporated by reference from the exhibits included in the Company’s Form 10-K filed with the Securities and Exchange Commission (www.sec.gov), dated May 12, 2020.
[7]	Incorporated by reference from the exhibits included in the Company’s Form S-1/A filed with the Securities and Exchange Commission (www.sec.gov), dated May February 13, 2023.
71

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.

/s/ Joseph E. Kurczodyna	April 15, 2024
Joseph E. Kurczodyna
(Chief Executive Officer/ Principal Executive Officer)

/s/ Joseph E. Kurczodyna	April 15, 2024
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph E. Kurczodyna	April 15, 2024
Joseph E. Kurczodyna, Director

/s/ Robert LaPointe, Jr.	April 15, 2024
Robert LaPointe, Jr., Director

