Form 10-Q
period 2024-03-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2024-07-15
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of June 28, 2024, there were 1,740,316,947 shares of the registrant’s common stock, $0.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2024 AND DECEMBER 31, 2023

	2024	2023
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$17,433	$33,550

Total current assets	17,433	33,550

Intangibles	358,653	348,652

Total Assets	$376,086	$382,202

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$671,424	$358,001
Accrued payables	293,492	247,020
Notes payable, net of discount of $35,800 (2024)	403,200	325,000
Convertible notes payable	584,079	584,079

Total current liabilities	1,952,195	1,514,100

Notes payable - long term	75,000	75,000

Total Liabilities	2,027,195	1,589,100

Stockholders’ Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock- 2,000,000,000 shares authorized; $0.001 par value
1,740,316,947 and 1,544,696,448 shares issued and outstanding
at March 31, 2024 and December 31, 2023	1,740,317	1,544,696
Additional paid in capital	7,482,271	7,666,156
Common stock to be issued	46,325	3,200
Accumulated deficit	(10,921,022)	(10,421,950)

Total stockholders’ deficit	(1,651,109)	(1,206,898)

Total Liabilities and Stockholders’ Deficit	$376,086	$382,202

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	2024	2023
Revenue	$—	$—

Operating expenses
Legal and professional	363,253	44,652
Management consulting - related party	47,000	31,500
General and administrative	23,285	12,252

Total operating expenses	433,538	88,404

Other expense (income)
Amortization of convertible debt issuance costs	—	3,390
Interest expense	65,534	25,410

Other expense (income)	65,534	28,800

Net (loss)	$(499,072)	$(117,204)

Net (loss) per share - basic and diluted	$(0.0003)	$(0.0002)

Weighted average number of common shares
outstanding - basic and diluted	1,639,548,083	597,028,323

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders’ Deficit
Three Months Ended March 31, 2024

Balances - December 31, 2023	1,544,696,448	$1,544,696	1,000,000	$1,000	$7,666,155	$3,200	$(10,421,950)	$(1,206,898)

Shares issued for debt extinguishment	195,620,499	195,621	—	—	(183,884)	—	—	11,737
Shares to be issued for loan extension	—	—	—	—	—	19,125	—	19,125
Shares to be issued for loan costs	—	—	—	—	—	24,000	—	24,000
Net loss	—	—		—	—	—	(499,072)	(499,072)

Balances - March 31, 2024	1,740,316,947	$1,740,317	1,000,000	$1,000	$7,482,271	$46,325	$(10,921,022)	$(1,651,109)

Three Months Ended March 31, 2023

Balances - December 31, 2022	546,495,214	$546,495	1,000,000	$1,000	$8,097,862	$—	$(9,374,967)	$(729,610)

Shares issued for conversion of notes and interest	104,643,939	104,644	—	—	(70,717)	—	—	33,927
Shares to be issued for notes payable	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(117,204)	(117,204)

Balances - March 31, 2023	651,139,153	$651,139	1,000,000	$1,000	$8,027,145	$4,500	$(9,492,171)	$(808,387)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	2024	2023
Cash Flows From Operating Activities
Net (loss)	$(499,072)	$(117,204)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	—	3,390
Amortization of note discount	7,325	—
Interest paid in stock	11,737	491
Changes in operating assets and liabilities
Increase in accounts payable	313,422	19,924
Increase in accrued interest payable	46,472	24,918

Cash used in operating activities	(120,116)	(68,481)

Cash Flows From Investing Activities
Software costs	(10,001)	(7,001)

Cash used in investing activities	(10,001)	(7,001)

Cash Flows From Financing Activities
Proceeds from notes payable	114,000	50,000

Net cash provided by financing activities	114,000	50,000

Net increase (decrease) in cash	(16,117)	(25,482)

Cash, beginning of period	33,550	62,085

Cash, end of period	$17,433	$36,603

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$11,737	$33,927

Common stock issuable for loan costs	$43,125	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007. On January 25, 2016, International Hedge Group, Inc. (“IHG”) acquired a controlling interest in the Company through 1,000,000 shares of Series A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services and capital consulting to companies. IHG and BlackStar are currently managed and controlled by the CEO, Mr. Kurczodyna, who is also a beneficial owner of less than 1% of the Company’s common stock.

The Company intends to act as a merchant banking firm seeking to facilitate venture capital to early stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to companies desiring to issue digital shares and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in digital share related ventures through a wholly-owned subsidiary, Blockchain Equity Management Corp (“BEMC”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which they control the venture until divestiture or spin-off by developing the businesses with capital. BlackStar formed a subsidiary nonprofit company, Blockchain Equity SRO Inc. (“BESRO”) in 2017. BESRO’s business plan is to act as a self-regulatory membership organization for the crypto-equity industry and set guidelines and best-practice rules by which industry members would abide. BlackStar will provide management of this entity under a services contract.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Blockchain Equity Management Corp. and Blockchain Equity SRO Inc. (neither of which was operating as of March 31, 2024), and were prepared from the accounts of the Company in accordance with US GAAP. All transaction have been included in the Company's books and records and all significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2024 and the year ended December 31, 2023, the Company has generated no revenues and has incurred losses. As of March 31, 2024, the Company had cash of $17,433, working capital deficiency of $11,934,762 and an accumulated deficit of $10,921,022. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2024 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

NOTE 4 – INTANGIBLES

Intangibles at March 31, 2024 and December 31, 2023 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2024	2023
Software	$150,002	$140,001
Patents	208,651	208,651
	$358,653	$348,652

As of March 31, 2024, the patents and related software have not been placed in service nor marketed to potential customers, and therefore no depreciation/amortization was recorded for the period.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024

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

During the three months ended March 31, 2024, the Company issued shares of its common stock as follows:

●	195,620,499 shares as consideration for conversion of principal and interest on convertible notes payable valued at $11,737.

During the three months ended March 31, 2023, the Company issued shares of its common stock as follows:

●	104,643,939 shares for conversion of $33,927 principal and interest on convertible notes payable.

At March 31, 2024, the Company has recorded common stock to be issued as follows:

●	11,250,000 shares, valued at $19,125, as consideration for extension of loans previously made to the Company. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loan extensions, and is amortizing the discount to interest expense over the term of the extensions.
●	15,000,000 shares valued at $24,000 as consideration for loan costs on new loans. (See Note 8)
●	8,000,000 shares, valued at $3,200, to officers/directors/advisors to the Company (See Note 9).

NOTE 6 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase 440,000 shares of the Company’s common stock. The warrants are exercisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The Company recognized a warrant expense of $132,593 at the time of grant of the warrants. At March 31, 2024, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

NOTE 6 – WARRANTS (continued)

A summary of warrant activity during the three months ended March 31, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – December 31, 2023	173,200	$0.25	0.33
Exercised	—
Expired	—
Outstanding and exercisable – March 31, 2024	173,200	$0.25	0.08

NOTE 7 – CONVERTIBLE NOTES

The Company has outstanding convertible notes due to SE Holding LLC and Adar Alef LLC which, as of March 31, 2024 and December 31, 2023, are in default. Accordingly, the Company has accrued default interest at the rate of 24% per annum on the outstanding debt.

Convertible notes payable at March 31, 2024 and December 31, 2023 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	2024	2023
SE Holdings LLC	$220,000	10%	Jan 26, 2022	$220,000	$220,000
Adar Alef LLC	$550,000	10%	April 29, 2022	$364,079	$364,079
				$584,079	$584,079

On January 23, 2024, the managing member of SE Holdings, LLC, individually, and Adar Alef, LLC, also managed by the same individual, as the entity, settled charges with the SEC ordering them, in part, to surrender for cancellation all remaining shares of the Company they obtained through conversion of notes, as well as conversion rights under any remaining convertible notes. The Company is evaluating what this means for the remaining outstanding conversion rights under the two convertible promissory notes held by SE Holdings, LLC ($220,000) and Adar Alef, LLC (original face amount of $550,000), and for the current holdings of Adar Alef, LLC (5,000,000 shares of common stock of BlackStar) The Company is of the opinion that the notes are no longer convertible and are classified as ordinary debt.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

NOTE 8 – NOTES PAYABLE

 In January 2024, the Company borrowed $100,000 from an unrelated individual, repayable January 25, 2025 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 15,000,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 15,000,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the $24,000 value of shares to be issued to the lender for loan consideration as a discount to debt, based on the closing trading price of the Company's common stock as of the date of the note, and is amortizing the discount to interest expense over the term of the note.

In January 2024, the Company borrowed $14,000 from an unrelated individual, repayable April 25, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11%, or at option of the lender, will issue 7,000,000 shares of the Company’s common stock in lieu of cash payment of the outstanding debt as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon.

Notes payable at March 31, 2024 and December 31, 2023 are summarized as follows:

	Face Amount	Interest Rate	Due Date	2024	2023
Current notes payable	$25,000	11%	Sept 1, 2024	$25,000	$25,000
	$50,000	11%	May 1, 2024	$50,000	$50,000
	$50,000	11%	Jun 29, 2024	$50,000	$50,000
	$14,000	11%	Apr 25, 2024	$14,000	—
	$25,000	11%	Sept 1, 2024	$25,000	$25,000
	$100,000	11%	Feb 25, 2025	$100,000	—
	$50,000	11%	Dec 9, 2024	$50,000	$50,000
	$25,000	11%	Dec 18, 2024	$25,000	$25,000
	$25,000	11%	Aug 17, 2024	$25,000	$25,000
	$50,000	11%	Aug 6, 2024	$50,000	$50,000
	$25,000	11%	Aug 8, 2024	$25,000	$25,000
Note discount				$(35,800)
				$403,200	$325,000

Long-term notes payable	$25,000	5.5%	Nov 13, 2026	$25,000	$25,000
	$50,000	5.5%	May 17, 2025	$50,000	$50,000
				$75,000	$75,000

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024

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

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the three months ended March 31, 2024 and 2023, the Company recorded related party management fees of $47,000 and $31,500, respectively.

On July 1, 2023, the Board of Directors approved and authorized the issuance of shares of the Company’s common stock as follows: 1,000,000 shares each to Directors of the Company; 2,000,000 shares each to new officers of the Company; 1,000,000 shares each to new advisors of the Company. At March 31, 2024, the Company has recorded as common stock to be issued an aggregate 8,000,000 shares of its common stock to four individuals, valued at $3,200 ($0.0004 per share), based on the trading price of the Company’s common stock as of the date of grant.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On November 6, 2023, the Company was notified of a lawsuit filed in Clark County, NV against the Company by GS Capital regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. The Plaintiff is seeking specific performance for the reserve of 700,000,000 shares, or damages in excess of $15,000, plus interest, costs, and legal fees. At the outset of the case, a temporary restraining order was entered preventing the Company from trading any shares. As currently postured, Plaintiff seeks specific performance (a mandatory injunction) requiring the conversion of approximately 257,000,000 shares and possibly additional recovery of legal fees and interest. On February 27, 2024, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 dollars in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. The Company seeks a judgment in its favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. As a result of the counterclaims, there can be no reasonable estimate of any contingencies as of March 31, 2024.. At an April 22, 2024 hearing, the Plaintiff’s motion to dismiss our counterclaims was denied.

At March 31, 2024, there were no legal proceedings against the Company, other than the beforementioned.

NOTE 11 – SUBSEQUENT EVENTS

In April 2024, the Company borrowed $25,000 and $50,000 from each of two unrelated individuals, repayable one year from date of the notes with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 3,750,000 and 7,500,000 shares of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 3,750,000 and 7,500,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (continued)

On May 3, 2024, the Securities and Exchange Commission (“SEC”) entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC and its sole audit partner Benjamin F. Borgers CPA (individually and together, “BF Borgers”), the Company’s former public accountant. The Order denies BF Borgers the privilege of appearing or practicing before the SEC as an accountant. As a result, the Company retained a new public accountant, Fruci & Associates II, PLLC, to review the financials presented in this report.

The Company has analyzed its operations subsequent to March 31, 2024 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2024, we had an accumulated deficit of $10,921,022 and a working capital deficiency of $1,934,762. This raises substantial doubts about our ability to continue as a going concern.

Overview

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) intends to act as a merchant bank as of the date of these financial statements. We currently trade on the OTC Pink Sheets under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to blockchain and DLT companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in electronic fungible share-related ventures though our wholly-owned subsidiary, Blockchain Equity Management Corp., (“BEMC”), mainly in the areas of blockchain and distributed ledger technologies (“DLT”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

Recent Updates – BlackStar’s progress in 2023 was focused on thoroughly planning and describing many aspects of our new proposed line of business of trading common shares on a blockchain through the broker-dealer ecosystem. The Company is finalizing the marketing plan to promote and roll out the three features of its blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies in 2024. The Company’s next major step in its main feature, BlackStar’s Digital Trading Platform (“BDTP TM”), will be to engage an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to host the platform prior to implementation. To that end, the Company has been exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTP TM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTP TM is complete and will remain in the testing phase until we obtain an operating partner, or acquires a broker-dealer to operate the platform. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. During 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. In 2023, BlackStar and Artuova completed a production ready and feature-complete user interface for our Corporate Governance feature on a blockchain. BlackStar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages, while considering applying for a Broker Dealer or ATS license. During 2021-2022, BlackStar filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software. During 2022, BlackStar also filed with U.S. and foreign trademark offices for protection. On December 26, 2023, the USPTO issued Patent No. US 11,854,080 B2, “System And Method For Matching Orders And Immutable Blockchain Ledger For All Customer Trading Activity With Settlement Into The Broker Dealer Ecosystem”. In February 2024, BlackStar was allowed its Corporate Governance patent “System and Method for Preparing for a SEC Financial Statement Audit by Recording Corporate Governance Information on an Immutable Blockchain,” which was subsequently issued on April 23, 2024. On May 6, 2024, the USPTO allowed BlackStar’s patent “Systems And Methods For Using A Digital Trading Platform To Trade Securities On A Blockchain.”

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

Based on our current cash reserves of approximately $17,433 as of March 31, 2024, and our receipt in April 2024 of $75,000 in short term loans, we estimate that we have the cash for an operational budget of approximately three (3) months. We intend to offer a private placement of preferred shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in the second quarter of 2024. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We have estimated $100,000 for each of the second and third quarters of 2024 and $150,000 in the fourth quarter of 2024 for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. Thus far in 2024, we received loans of an aggregate $189,000 in short term loans from investors, due with interest at 11% per annum.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2023, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended March 31, 2024 compared to same period in 2023

Net loss for the three months ended March 31, 2024 was $499,072 as compared to $117,204 for the three months ended March 31, 2023, an increase of $381,868.

General and administrative expenses in 2024 were $23,285 an increase of $11,073 from general and administrative expenses of $12,252 in 2023. General and administrative costs for the 2024 and 2023 quarters were for investor relations, website management, filing fees, transfer agent fees and overhead operational costs.

The Company paid management consulting fees to IHG of $47,000 for the three months ended March 31, 2024 as compared to $31,500 paid for the comparable 2023 period.

Legal and professional fees of $363,253 for the three months ended March 31, 2024 increased by $318,601 from $44,652 for the comparable 2023 period. The increase in legal fees for the 2024 period was predominately for fees related to litigation for convertible debt issues. For both periods the Company’s legal and professional fees included SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor related fees for the Company’s annual audit.

Interest expense increase by $40,124 to $65,534 for the 2024 period as compared to $25,410 for the 2023 period. The increase includes $11,737 as the value of common stock issued for debt extinguishment,and $7,325 amortization of the value of common stock issuable for loan costs and loan extension costs.

Liquidity and Capital Resources

At March 31, 2024, we had a working capital deficit of $1,934,762 and cash of $17,433 as compared to a working capital deficit of $1,480,550 and cash of $33,550, at December 31, 2023. The decrease in cash and increase in working capital deficit was due primarily to the utilization of available cash for operations and an increase in debt funding from $114,000 of loans received in the three months ended March 31, 2024. The Company used new and existing fundings to maintain operating activities and for legal matters. During the three months ended March 31, 2024, we used $120,116 of cash for operating activities and paid $10,001 in investing activities for software development costs. In the comparable 2023 period, operating activities utilized cash of $68,481 and investing activities for software development costs utilized cash of $7,001.

Substantially all of our funding in the 2024 and 2023 periods has been from note financings from non-related individuals. During the three months ended March 31, 2024, we borrowed $114,000 from two individuals, due with interest at 11%, and we issued 195,620,499 shares of common stock for debt extinguishment valued at $11,737. During the three months ended March 31, 2023, we borrowed $50,000 from two individuals, and convertible note holders were issued 104,643,949 shares of common stock for conversion of $33,927 face value of debt and related accrued interest and fees.

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

Availability of Additional Capital

Notwithstanding our previous success in fund raising from notes and convertible debt financings there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company received $189,000 in debt financing to date in 2024.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2024 and December 31, 2023, we had accumulated deficit of $10,921,022 and $10,421,950, respectively, and we will require additional working capital to fund operations through 2024 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Our former registered independent auditors have issued an opinion on our financial statements as of December 31, 2023 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we obtain final SEC approval for our digital trading platform. There is no assurance that any revenue will be realized in the future. Accordingly, we must raise capital from sources other than the actual revenue from issuance of memberships in our digital trading platform.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there may be deficiencies in these controls and procedures, but Management believes that the current procedures are not effective in disclosing all information required to be disclosed. The Company anticipates that with further resources, the Company will expand both management and the board of directors with additional officers and independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 6, 2023, we were notified of a lawsuit filed in Clark County, NV against the Company by GS Capital (“Plaintiff”) regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. The Plaintiff is seeking specific performance for the reserve of 700,000,000 shares, or damages in excess of $15,000, plus interest, costs, and legal fees. At the outset of the case, a temporary restraining order was entered preventing the Company from trading any shares. As currently postured, Plaintiff seeks specific performance (a mandatory injunction) requiring the conversion of approximately 257,000,000 shares and possibly additional recovery of legal fees and interest. On February 27, 2024, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. We seek a judgment in our favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. At an April 22, 2024 hearing, the Plaintiff’s motion to dismiss our counterclaims was denied.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2024, the Company entered into note agreements with two unrelated individuals as follows:

●	$100,000 from an unrelated individual, repayable one year from date of the note with interest at 11% per annum; and agreed to issue as additional consideration to the lender 15,000,000 shares of the Company’s common stock. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 15,000,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses.

●	$14,000 from an unrelated individual, repayable 90 days from date of the note with interest at 11%. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, 7,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses.

In 2024, GS Capital filed notices of conversion and were issued, in three tranches, 195,620,499 shares of the Company’s common stock at a price of $0.00006 per share on their note of October 11, 2021. (See “Item 1. Legal Proceedings” for additional information related to GS Capital Partners).

In February 2024, the Company and each of the holders of two loans of $50,000 and $25,000 agreed to extend the maturity of the notes from February 2024 for a period of ten (10) months to December 2024 with interest continuing to be accrued at 11%. The Company agreed to issue 7,500,000 shares of common stock to the $50,000 note holder (valued at $12,000 ($0.0016 per share) and 3,750,000 shares of common stock to the $25,000 note holder (valued at $7,125 ($0.0019 per share) as consideration for extending the notes. The Company valued the shares to be issued based on the per share closing trading prices of the Company’s common stock as of the date of extensions. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses.

In April 2024, the Company borrowed $25,000 and $50,000 from each of two unrelated individuals, repayable one year from date of the notes with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 3,750,000 and 7,500,000 shares of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 3,750,000 and 7,500,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

The Company is aware that on January 23, 2024, Aryeh Goldstein, Managing Member of SE Holdings, LLC, individually, and Adar Alef, LLC, also managed by Aryeh Goldstein, as the entity, settled charges with the SEC ordering them, in part, to surrender for cancellation all remaining shares they obtained through conversion of notes, as well as conversion rights under any remaining convertible notes. The Company is evaluating what this means for the remaining outstanding conversion rights under the two convertible promissory notes held by SE Holdings, LLC ($220,000) and Adar Alef, LLC ($550,000), and for the current holdings of Adar Alef, LLC (5,000,000 shares of common stock of BlackStar).

On May 3, 2024, the Securities and Exchange Commission (“SEC”) entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC and its sole audit partner Benjamin F. Borgers CPA (individually and together, “BF Borgers”), the Company’s former public accountant. The Order denies BF Borgers the privilege of appearing or practicing before the SEC as an accountant. As a result, on June 3, 2024, the Company retained a new public accountant, Fruci & Associates II, PLLC, to review the financials presented in this report, and will have the previous fiscal year (ended December 31, 2023) reaudited by the new public accountant.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: July 15, 2024	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Acting Chief Executive Officer,
Acting Principal Executive Officer)

Dated: July 15, 2024	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer,
Principal Accounting Officer)

