Form 10-Q
period 2024-06-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2024-08-19
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 15, 2024, there were 1,740,316,947 shares of the registrant’s common stock, $0.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2024 AND DECEMBER 31, 2023

	2024	2023
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$10,339	$33,550

Total current assets	10,339	33,550

Intangibles	368,653	348,652

Total Assets	$378,992	$382,202

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$874,101	$358,001
Accrued payables	343,949	247,020
Notes payable, net of discount of $36,790 (2024)	527,210	325,000
Convertible notes payable	584,079	584,079

Total current liabilities	2,329,339	1,514,100

Notes payable - long term	25,000	75,000

Total Liabilities	2,354,339	1,589,100

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock- 2,000,000,000 shares authorized; $0.001 par value
1,740,316,947 and 1,544,696,448 shares issued and outstanding
at June 30, 2024 and December 31, 2023	1,740,317	1,544,696
Additional paid in capital	7,482,271	7,666,156
Common stock to be issued	62,450	3,200
Accumulated deficit	(11,261,385)	(10,421,950)

Total stockholders' deficit	(1,975,347)	(1,206,898)

Total Liabilities and Stockholders' Deficit	$378,992	$382,202

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THEREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—

Operating expenses
Legal and professional	232,942	46,236	596,195	90,888
Management consulting - related party	33,525	26,750	80,525	58,250
General and administrative	8,303	11,783	31,588	24,036

Total operating expenses	274,770	84,769	708,308	173,174

Other expense (income)
Amortization of convertible debt issuance costs	—	3,012	—	6,402
Interest expense	65,593	34,202	131,127	59,611

Other expense (income)	65,593	37,214	131,127	66,013

Net (loss)	$(340,363)	$(121,983)	$(839,435)	$(239,187)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	1,740,316,947	733,202,468	1,689,932,515	665,038,179

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit
Balances - December 31, 2023	1,544,696,448	$1,544,696	1,000,000	$1,000	$7,666,155	$3,200	$(10,421,950)	$(1,206,898)

Shares issued for debt extinguishment	195,620,499	195,621	—	—	(183,884)	—	—	11,737
Shares to be issued for loan extension	—	—	—	—	—	19,125	—	19,125
Shares to be issued for loan costs	—	—	—	—	—	40,125	—	40,125
Net loss	—	—		—	—	—	(839,435)	(839,435)

Balances - June 30, 2024	1,740,316,947	$1,740,317	1,000,000	$1,000	$7,482,271	$62,450	$(11,261,385)	$(1,975,347)

Balances - December 31, 2022	546,495,214	$546,495	1,000,000	$1,000	$8,097,862	$—	$(9,374,967)	$(729,610)

Shares issued for conversion of notes and interest	487,584,913	487,585	—	—	(401,990)	—	—	85,595
Shares to be issued for notes payable	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(239,187)	(239,187)

Balances - June 30, 2023	1,034,080,127	$1,034,080	1,000,000	$1,000	$7,695,872	$9,000	$(9,614,154)	$(874,202)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit
Balances - March 31, 2024	1,740,316,947	$1,740,317	1,000,000	$1,000	$7,482,271	$46,325	$(10,921,022)	$(1,651,109)

Shares to be issued for loan costs	—	—	—	—	—	16,125	—	16,125
Net loss	—	—		—	—	—	(340,363)	(340,363)

Balances -June 30, 2024	1,740,316,947	$1,740,317	1,000,000	$1,000	$7,482,271	$62,450	$(11,261,385)	$(1,975,347)

Balances - March 31, 2023	651,139,153	$651,139	1,000,000	$1,000	$8,027,145	$4,500	$(9,492,171)	$(808,387)

Shares issued for conversion of notes and interest	382,940,974	382,941	—	—	(331,273)	—	—	51,668
Shares to be issued as consideration for notes payable	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(121,983)	(121,983)

Balances - June 30, 2023	1,034,080,127	$1,034,080	1,000,000	$1,000	$7,695,872	$9,000	$(9,614,154)	$(874,202)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	2024	2023
Cash Flows From Operating Activities
Net (loss)	$(839,435)	$(239,187)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	—	6,402
Amortization of note discount	22,460	—
Interest paid in stock	11,737	2,763
Changes in operating assets and liabilities
Increase in accounts payable	516,099	22,031
Increase in accrued interest payable	96,929	56,849

Cash used in operating activities	(192,210)	(151,142)

Cash Flows From Investing Activities
Payments for intangibles	(20,001)	(16,001)

Cash used in investing activities	(20,001)	(16,001)

Cash Flows From Financing Activities
Proceeds from notes payable	189,000	125,000

Net cash provided by financing activities	189,000	125,000

Net increase (decrease) in cash	(23,211)	(42,143)

Cash, beginning of period	33,550	62,085

Cash, end of period	$10,339	$19,942

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$11,737	$85,595
Accounts payable for intangibles	$—	$44,601
Common stock issuable for loan costs	$59,250	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Blockchain Equity Management Corp. and Blockchain Equity SRO Inc. (neither of which was operating as of June 30, 2024), and were prepared from the accounts of the Company in accordance with US GAAP. All transaction have been included in the Company’s books and records and all significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2024 and the year ended December 31, 2023, the Company has generated no revenues and has incurred losses. As of June 30, 2024, the Company had cash of $10,339, working capital deficiency of $2,319,000 and an accumulated deficit of $11,261,385. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

NOTE 2 – GOING CONCERN (continued)

be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2024 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year presentation.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

NOTE 4 – INTANGIBLES

Intangibles at June 30, 2024 and December 31, 2023 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2024	2023
Software	$160,002	$140,001
Patents	208,651	208,651
	$368,653	$348,652

As of June 30, 2024, the patents and related software have not been placed in service nor marketed to potential customers, and therefore no depreciation/amortization was recorded for the period.

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

During the six months ended June 30, 2024, the Company issued shares of its common stock as follows:

●	195,620,499 shares as consideration for conversion of principal and interest on convertible notes payable valued at $11,737.

During the six months ended June 30, 2023, the Company issued shares of its common stock as follows:

●	487,584,913 shares for conversion of $85,595 principal and interest on convertible notes payable.

At June 30, 2024, the Company has recorded common stock to be issued as follows:

●	11,250,000 shares, valued at $19,125, as consideration for extension of loans previously made to the Company. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loan extensions, and is amortizing the discount to interest expense over the term of the extensions.
●	26,250,00,000 shares valued at $40,125 as consideration for loan costs on new loans. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loans, and is amortizing the discount to interest expense over the term of the loans (See Note 8)
●	8,000,000 shares, valued at $3,200, to officers/directors/advisors to the Company was charged to operations during the year ended December 31, 2023 (See Note 9).

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

At June 30, 2023, the Company has recorded common stock to be issued, valued at $9,000, as additional consideration for loans made to the Company during the period.

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

A summary of warrant activity during the six months ended June 30, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – December 31, 2023	173,200	$0.25	0.33
Exercised	—
Expired	(173,200)
Outstanding and exercisable – June 30, 2024	—

NOTE 7 – CONVERTIBLE NOTES

The Company has outstanding convertible notes due to SE Holding LLC and Adar Alef LLC which, as of June 30, 2024 and December 31, 2023, are in default. Accordingly, the Company has accrued default interest at the rate of 24% per annum on the outstanding debt.

Convertible notes payable at June 30, 2024 and December 31, 2023 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	2024	2023
SE Holdings LLC	$220,000	10%	Jan 26, 2022	$220,000	$220,000
Adar Alef LLC	$550,000	10%	April 29, 2022	$364,079	$364,079
				$584,079	$584,079

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

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

NOTE 8 – NOTES PAYABLE

In January 2024, the Company borrowed $100,000 from an unrelated individual, repayable January 25, 2025 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 15,000,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 15,000,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the $24,000 value of shares to be issued to the lender for loan consideration as a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the note, and is amortizing the discount to interest expense over the term of the note.

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

In April 2024, the Company borrowed $25,000 and $50,000 from each of two unrelated individuals, repayable one year from date of the notes with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 3,750,000 and 7,500,000 shares of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 3,750,000 and 7,500,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the $16,125 value of shares to be issued to the lenders for loan consideration as a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the notes, and is amortizing the discount to interest expense over the terms of the notes.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

NOTE 8 – NOTES PAYABLE (continued)

Notes payable at June 30, 2024 and December 31, 2023 are summarized as follows:

	Face Amount	Interest Rate	Due Date	2024	2023
Current notes payable	$25,000	11%	Sept 1, 2024	$25,000	$25,000
	$50,000	11%	May 1, 2024	$50,000	$50,000
	$50,000	11%	Jun 29, 2024	$50,000	$50,000
	$14,000	11%	Apr 25, 2024	$14,000	—
	$25,000	11%	Sept 1, 2024	$25,000	$25,000
	$100,000	11%	Feb 25, 2025	$100,000	—
	$50,000	11%	Dec 9, 2024	$50,000	$50,000
	$25,000	11%	Dec 18, 2024	$25,000	$25,000
	$25,000	11%	Aug 17, 2024	$25,000	$25,000
	$50,000	11%	Aug 6, 2024	$50,000	$50,000
	$25,000	11%	Aug 8, 2024	$25,000	$25,000
	$50,000	5.5%	May 17, 2025	$50,000	—
	$25,000	11%	April 2, 2025	$25,000	—
	$50,000	11%	April 19, 2025	$50,000	—
Note discount				$(36,790)
Total current notes payable				$527,210	$325,000

Long-term notes payable	$25,000	5.5%	Nov 13, 2026	$25,000	$25,000
	$50,000	5.5%	May 17, 2025	—	$50,000
Total long-term notes payable				$25,000	$75,000

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

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the six months ended June 30, 2024 and 2023, the Company recorded related party management fees of $80,525 and $58,250, respectively.

On July 1, 2023, the Board of Directors approved and authorized the issuance of shares of the Company’s common stock as follows: 1,000,000 shares each to Directors of the Company; 2,000,000 shares each to new officers of the Company; 1,000,000 shares each to new advisors of the Company. At June 30, 2024, the Company has recorded as common stock to be issued an aggregate 8,000,000 shares of its common stock to four individuals, valued at $3,200 ($0.0004 per share), based on the trading price of the Company’s common stock as of the date of grant.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On November 6, 2023, the Company was notified of a lawsuit filed in Clark County, NV against the Company by GS Capital regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. The Plaintiff is seeking specific performance for the reserve of 700,000,000 shares, or damages in excess of $15,000, plus interest, costs, and legal fees. At the outset of the case, a temporary restraining order was entered preventing the Company from trading any shares. As currently postured, Plaintiff seeks specific performance (a mandatory injunction) requiring the conversion of approximately 257,000,000 shares and possibly additional recovery of legal fees and interest. On February 27, 2024, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 dollars in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. The Company seeks a judgment in its favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. As a result of the counterclaims, there can be no reasonable estimate of any contingencies as of June 30, 2024. At an April 22, 2024 hearing, the Plaintiff’s motion to dismiss our counterclaims was denied, and again on July 18, 2024 the Court refused to dismiss BlackStar’s counterclaims against Plaintiff. BlackStar intends to pursue those counterclaims for securities violations.

At June 30, 2024, there were no legal proceedings against the Company, other than the beforementioned.

NOTE 11 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2024 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

In July 2024, the Company borrowed $25,000 from each of two unrelated individuals (an aggregate $50,000), as follows:

●	$25,000 repayable nine months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 11,275,000 shares of the Company’s common stock to of the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 11,275,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company will record the value of shares to be issued to the lender for loan consideration as a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the note, and will amortize the discount to interest expense over the term of the note.
●	$25,000 repayable three months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11%, or has the option to be issued, in lieu of cash payment of the outstanding debts, 12,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2024, we had an accumulated deficit of $11,261,385 and a working capital deficiency of $2,319,000. This raises substantial doubts about our ability to continue as a going concern.

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

Based on our current cash reserves of approximately $10,339 as of June 30, 2024, and our receipt in July 2024 of $50,000 in short term loans, we estimate that we have the cash for an operational budget of approximately two (2) months. We intend to offer a private placement of preferred shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in the third quarter of 2024. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We have estimated $100,000 for the third quarter of 2024 and $150,000 in the fourth quarter of 2024 for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. Thus far to date in 2024, we received an aggregate $239,000 in short term loans from investors, due with interest at 11% per annum.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2023, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended June 30, 2024 compared to same period in 2023

Net loss for the three months ended June 30, 2024 was $340,363 as compared to $121,983 for the three months ended June 30, 2023, an increase of $218,380.

General and administrative expenses in 2024 were $8,303, a decrease of $3,480 from general and administrative expenses of $11,783 in 2023. General and administrative costs for the 2024 and 2023 quarters were for investor relations, website management, filing fees, transfer agent fees and overhead operational costs.

The Company paid management consulting fees to IHG of $33,525 for the three months ended June 30, 2024 as compared to $26,750 paid for the comparable 2023 period.

Legal and professional fees of $232,942 for the three months ended June 30, 2024 increased by $186,706 from $46,236 for the comparable 2023 period. The increase in legal fees for the 2024 period was predominately for fees related to litigation for convertible debt issues. For both periods the Company’s legal and professional fees included SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor related fees for the Company’s annual audit.

Interest expense increase by $31,391 to $65,593 for the 2024 period as compared to $34,202 for the 2023 period. The increase includes $15,135 amortization of the value of common stock issuable for loan costs and loan extension costs.

For the Six Months Ended June 30, 2024 compared to same period in 2023

Net loss for the six months ended June 30, 2024 was $839,435 as compared to $239,187 for the three months ended June 30, 2023, an increase of $600,248.

Operating expenses for the six months ended June 30, 2024 included $80,525 in related party management consulting fees, $596,195 in legal and professional fees, and $31,588 in general and administrative fees, for total operating expenses of $708,308. In the comparable 2023 period, operating expenses included $58,250 in related party management consulting fees, $90,888 in legal and professional fees, and $24,036 in general and administrative fees, for total operating expenses of $173,174.

General and administrative expenses in 2024 were $31,588, an increase of $7,552 from general and administrative expenses of $24,036 in 2023. General and administrative costs for the 2024 and 2023 quarters were for investor relations, website management, filing fees, transfer agent fees and overhead operational costs.

The Company paid management consulting fees to IHG of $80,525 for the six months ended June 30, 2024 as compared to $58,250 paid for the comparable 2023 period.

Legal and professional fees of $596,195 for the six months ended June 30, 2024 increased by $505,307 from $90,888 for the comparable 2023 period. The increase in legal fees for the 2024 period was predominately for fees related to litigation for convertible debt issues. For both periods the Company’s legal and professional fees included SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor related fees for the Company’s annual audit.

Interest expense increased to $131,127 for the 2024 period as compared to $59,611 for the 2023 period, a difference of $71,516. The increase for 2024 includes $11,737 as the value of common stock issued for debt extinguishment, and $22,460 for amortization of the value of common stock issuable for loan costs and loan extension costs.

Liquidity and Capital Resources

At June 30, 2024, we had a working capital deficit of $2,319,000 and cash of $10,339 as compared to a working capital deficit of $1,480,550 and cash of $33,550, at December 31, 2023. The decrease in cash and increase in working capital deficit was due primarily to the utilization of available cash for operations and an increase in debt funding from $189,000 of loans received in the six months ended June 30, 2024. The Company used new and existing fundings to maintain operating activities and for legal matters. During the six months ended June 30, 2024, we used $192,210 of cash for operating activities and paid $20,001 in investing activities for software development costs. In the comparable 2023 period, operating activities utilized cash of $151,142 and investing activities for software development costs utilized cash of $16,001.

Substantially all of our funding in the 2024 and 2023 periods has been from note financings from non-related individuals. During the six months ended June 30, 2024, we borrowed $189,000, due with interest at 11%, and we issued 195,620,499 shares of common stock for debt extinguishment valued at $11,737. During the six months ended June 30, 2023, we borrowed $125,000 from non-related individuals, and convertible note holders were issued 487,584,913 shares of common stock for conversion of $85,595 face value of debt and related accrued interest and fees.

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

Availability of Additional Capital

Notwithstanding our previous success in fund raising from notes and convertible debt financings there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company received $239,000 in debt financing to date in 2024.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2024 and December 31, 2023, we had accumulated deficit of $11,261,385 and $10,421,950, respectively, and we will require additional working capital to fund operations through 2024 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 6, 2023, we were notified of a lawsuit filed in Clark County, NV against the Company by GS Capital (“Plaintiff”) regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. The Plaintiff is seeking specific performance for the reserve of 700,000,000 shares, or damages in excess of $15,000, plus interest, costs, and legal fees. At the outset of the case, a temporary restraining order was entered preventing the Company from trading any shares. As currently postured, Plaintiff seeks specific performance (a mandatory injunction) requiring the conversion of approximately 257,000,000 shares and possibly additional recovery of legal fees and interest. On February 27, 2024, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. We seek a judgment in our favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. At an April 22, 2024 hearing, the Plaintiff’s motion to dismiss our counterclaims was denied, and again on July 18, 2024 the Court refused to dismiss BlackStar’s counterclaims against Plaintiff. BlackStar intends to pursue those counterclaims for securities violations.

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

In July 2024, the Company borrowed $25,000 from each of two unrelated individuals (an aggregate $50,000), as follows:

●	$25,000 repayable nine months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 11,275,000 shares of the Company’s common stock to of the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 11,275,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company will record the value of shares to be issued to the lender for loan consideration as a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the note, and will amortize the discount to interest expense over the term of the note.
●	$25,000 repayable three months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11%, or has the option to be issued, in lieu of cash payment of the outstanding debts, 12,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon.

The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTP TM, legal and professional fees, consulting fees, and general and administrative expenses. A form of the note can be found as Exhibit 10.1 to an initial report on Form 8-K dated June 10, 2019.

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

On May 3, 2024, the Securities and Exchange Commission (“SEC”) entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC and its sole audit partner Benjamin F. Borgers CPA (individually and together, “BF Borgers”), the Company’s former public accountant. The Order denies BF Borgers the privilege of appearing or practicing before the SEC as an accountant. As a result, on June 3, 2024, the Company retained a new public accountant, Fruci & Associates II, PLLC, to review the financials presented in this report, and will have the previous fiscal year ended December 31, 2023 reaudited by the new public accountant.

ITEM 6. EXHIBITS.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: August 19, 2024	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Acting Chief Executive Officer,
Acting Principal Executive Officer)

Dated: August 19, 2024	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer,
Principal Accounting Officer)

