Form 10-Q
period 2024-09-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2024-12-11
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 29, 2024, there were 1,854,894,873 shares of the registrant’s common stock, $0.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	2024	2023
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$2,179	$33,550

Total current assets	2,179	33,550

Intangibles	381,753	348,652

Total Assets	$383,932	$382,202

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,009,392	$358,001
Accrued payables	395,778	247,020
Notes payable, net of discount of $32,660 (2024)	581,340	325,000
Convertible notes payable	584,079	584,079

Total current liabilities	2,570,589	1,514,100

Notes payable - long term	25,000	75,000

Total Liabilities	2,595,589	1,589,100

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock- 2,000,000,000 shares authorized; $0.001 par value
1,757,316,947 and 1,544,696,448 shares issued and outstanding
at September 30, 2024 and December 31, 2023	1,757,317	1,544,696
Additional paid in capital	7,483,771	7,666,156
Common stock to be issued	75,599	3,200
Accumulated deficit	(11,529,344)	(10,421,950)

Total stockholders' deficit	(2,211,657)	(1,206,898)

Total Liabilities and Stockholders' Deficit	$383,932	$382,202

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THEREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$—	$—	$—	$—

Operating expenses
Legal and professional	142,451	25,140	738,646	116,028
Management consulting - related party	25,500	29,000	106,025	87,250
General and administrative	27,700	8,520	59,288	32,555

Total operating expenses	195,651	62,660	903,959	235,833

Other expense (income)
Amortization of convertible debt issuance costs	—	1,060	—	7,462
Interest expense	72,308	35,702	203,435	95,314

Other expense (income)	72,308	36,762	203,435	102,776

Net (loss)	$(267,959)	$(99,422)	$(1,107,394)	$(338,609)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	1,750,218,046	1,195,842,088	1,710,138,237	843,324,617

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Balances - December 31, 2023	1,544,696,448	$1,544,696	1,000,000	$1,000	$7,666,155	$3,200	$(10,421,950)	$(1,206,898)

Shares issued to officers, advisors & directors	17,000,000	17,000	—	—	1,500	(3,200)	—	15,300
Shares issued for debt extinguishment	195,620,499	195,621	—	—	(183,884)	—	—	11,737
Shares to be issued for loan extension	—	—	—	—	—	19,125	—	19,125
Shares to be issued for loan costs	—	—	—	—	—	56,474	—	56,474
Net loss	—	—		—	—	—	(1,107,394)	(1,107,394)

Balances - September 30, 2024	1,757,316,947	$1,757,317	1,000,000	$1,000	$7,483,771	$75,599	$(11,529,344)	$(2,211,657)

Balances - December 31, 2022	546,495,214	$546,495	1,000,000	$1,000	$8,097,862	$—	$(9,374,967)	$(729,610)

Shares issued for conversion of notes and interest	698,077,221	698,077	—	—	(581,352)	—	—	116,725
Shares to be issued for loan costs	—	—	—	—	—	13,125	—	13,125
Shares to be issued to officers/directors	—	—	—	—	—	3,200	—	3,200
Net loss	—	—	—	—	—	—	(338,609)	(338,609)

Balances - September 30, 2023	1,244,572,435	$1,244,572	1,000,000	$1,000	$7,516,510	$16,325	$(9,713,576)	$(935,169)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Balances - June 30, 2024	1,740,316,947	$1,740,317	1,000,000	$1,000	$7,482,271	$62,450	$(11,261,385)	$(1,975,347)

Shares issued to officers, advisors & directors	17,000,000	17,000	—	—	1,500	(3,200)	—	15,300
Shares to be issued for loan costs	—	—	—	—	—	16,349	—	16,349
Net loss	—	—	—	—	—	—	(267,959)	(267,959)

Balances -September 30, 2024	1,757,316,947	$1,757,317	1,000,000	$1,000	$7,483,771	$75,599	$(11,529,344)	$(2,211,657)

Balances - June 30, 2023	1,034,080,127	$1,034,080	1,000,000	$1,000	$7,695,872	$9,000	$(9,614,154)	$(874,202)

Shares issued for conversion of notes and interest	210,492,308	210,492	—	—	(179,362)	—	—	31,130
Shares to be issued for loan costs	—	—	—	—	—	4,125	—	4,125
Shares to be issued to officers/directors	—	—	—	—	—	3,200	—	3,200
Net loss	—	—	—	—	—	—	(99,422)	(99,422)

Balances - September 30, 2023	1,244,572,435	$1,244,572	1,000,000	$1,000	$7,516,510	$16,325	$(9,713,576)	$(935,169)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	2024	2023

Cash Flows From Operating Activities
Net (loss)	$(1,107,394)	$(338,609)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of convertible note issue costs	—	7,462
Amortization of note discount	42,939	—
Interest paid in stock	11,736	6,235
Stock based compensation to officers/directors	15,300	3,200
Changes in operating assets and liabilities
Increase in accounts payable	646,391	24,649
Increase in accrued interest payable	148,758	89,078

Cash used in operating activities	(242,270)	(207,985)

Cash Flows From Investing Activities
Payments for intangibles	(28,101)	(28,001)

Cash used in investing activities	(28,101)	(28,001)

Cash Flows From Financing Activities
Proceeds from notes payable	239,000	225,000

Net cash provided by financing activities	239,000	225,000

Net increase (decrease) in cash	(31,371)	(10,986)

Cash, beginning of period	33,550	62,085

Cash, end of period	$2,179	$51,099

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$11,736	$116,725
Accounts payable for intangibles	$5,000	$70,251
Common stock to be issued for loan costs	$75,599	$13,125
Common stock to be issued to officers/directors	$—	$3,200

Cash paid for interest on debt	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

These unaudited consolidated financial statements include BlackStar and its wholly owned subsidiary September 30, 2024 and were prepared from the accounts of the Company in accordance with US GAAP. All transactions have been included in the Company’s books and records and all significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company has generated no revenues and has incurred losses. As of September 30, 2024, the Company had cash of $2,179, working capital deficiency of $2,568,410 and an accumulated deficit of $11,529,344. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

NOTE 2 – GOING CONCERN (continued)

asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2024 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current period presentation.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

NOTE 4 – INTANGIBLES

Intangibles at September 30, 2024 and December 31, 2023 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2024	2023
Software	$173,102	$140,001
Patents	208,651	208,651
	$381,753	$348,652

As of September 30, 2024, the patents and related software have not been placed in service nor marketed to potential customers, and therefore no depreciation/amortization was recorded for the period.

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

During the nine months ended September 30, 2024, the Company issued shares of its common stock as follows:

  195,620,499 shares as consideration for conversion of principal and interest on convertible notes payable valued at $11,737.
  17,000,000 shares to officers/directors/advisors of the Company for services, valued at $18,500; of which 8,000,000 shares, valued at $3,200, was charged to operations during the year ended December 31, 2023.

During the nine months ended September 30, 2023, the Company issued shares of its common stock as follows:

  698,077,221 shares for conversion of $116,725 principal and interest on convertible notes payable.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

.

At September 30, 2024, the Company has recorded common stock to be issued as follows:

  37,525,00,000 shares valued at $75,599 as consideration for loan costs on new loans. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loans, and is amortizing the discount to interest expense over the term of the loans (See Note 8).

At September 30, 2023, the Company has recorded common stock to be issued as follows:

  33,750,000 shares, valued at $13,125, as additional consideration for loans made to the Company during the period.
  8,000,000 shares, valued at $3,200, to officers/directors/advisors to the Company.

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

A summary of warrant activity during the six months ended September 30, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – December 31, 2023	173,200	$0.25	0.33
Exercised	—
Expired	(173,200)
Outstanding and exercisable – September 30, 2024	—

NOTE 7 – CONVERTIBLE NOTES

The Company has outstanding convertible notes due to SE Holding LLC and Adar Alef LLC which, as of September 30, 2024 and December 31, 2023, are in default. Accordingly, the Company has accrued default interest at the rate of 24% per annum on the outstanding debt.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

NOTE 7 – CONVERTIBLE NOTES (continued)

Convertible notes payable at September 30, 2024 and December 31, 2023 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	2024	2023
SE Holdings LLC	$220,000	10%	January 26, 2022	$220,000	$220,000

Adar Alef LLC	$550,000	10%	April 29, 2022	$364,079	$364,079

				$584,079	$584,079

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

In April 2024, the Company borrowed $25,000 and $50,000 from each of two unrelated individuals, repayable one year from date of the notes with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 3,750,000 and 7,500,000 shares of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

NOTE 8 – NOTES PAYABLE (continued)

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

In July 2024, the Company borrowed $25,000 from each of two unrelated individuals (an aggregate $50,000), as follows:

  $25,000 repayable nine months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 11,275,000 shares of the Company’s common stock to of the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 11,275,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company recorded the value of shares to be issued to the lender for loan consideration as a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the note, and is amortizing the discount to interest expense over the term of the note.
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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

NOTE 8 – NOTES PAYABLE (continued)

Notes payable at September 30, 2024 and December 31, 2023 are summarized as follows:

	Face Amount	Interest Rate	Due Date	2024	2023
Current notes payable	$25,000	11%	Sept 1, 2024	$25,000	$25,000
	$50,000	11%	May 1, 2024	$50,000	$50,000
	$50,000	11%	Jun 29, 2024	$50,000	$50,000
	$14,000	11%	Apr 25, 2024	$14,000	—
	$25,000	11%	Sept 1, 2024	$25,000	$25,000
	$100,000	11%	Feb 25, 2025	$100,000	—
	$50,000	11%	Dec 9, 2024	$50,000	$50,000
	$25,000	11%	Dec 18, 2024	$25,000	$25,000
	$25,000	11%	Aug 17, 2024	$25,000	$25,000
	$50,000	11%	Aug 6, 2024	$50,000	$50,000
	$25,000	11%	Aug 8, 2024	$25,000	$25,000
	$50,000	5.5%	May 17, 2025	$50,000	—
	$25,000	11%	April 2, 2025	$25,000	—
	$50,000	11%	April 19, 2025	$50,000	—
	$25,000	11%	October 9, 2024	$25,000	—
	$25,000	11%	April 15, 2025	$25,000	—

Note discount				$(32,660)
Total current notes payable				$581,340	$325,000

Long-term notes payable	$25,000	5.5%	Nov 13, 2026	$25,000	$25,000
	$50,000	5.5%	May 17, 2025	—	$50,000

Total long-term notes payable				$25,000	$75,000

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024

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

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the nine months ended September 30, 2024 and 2023, the Company recorded related party management fees of $106,025 and $87,250, respectively.

During the nine months ended September 30, 2024, the Company issued 17,000,000 shares of its common stock to officers/directors/advisors of the Company for services, valued at $18,500; of which 8,000,000 shares, valued at $3,200, was charged to operations during the year ended December 31, 2023.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On November 6, 2023, the Company was notified of a lawsuit filed in Clark County, NV against the Company by GS Capital regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. Shortly after the Plaintiff filed the lawsuit, BlackStar repaid the remaining principal balance. At the outset of the case, a temporary restraining order was entered and required the transfer of 257,000,000 shares of BlackStar’s stock to the Plaintiff to be sold on the open market, which occurred in Q1 and Q2 of 2024. BlackStar has appealed the temporary restraining order to the Nevada Supreme Court and seeks the return of the 257,000,000, among other damages. While the appeal is pending, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff on February 27, 2024. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 dollars in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. The Company seeks a judgment in its favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. As a result of the counterclaims, there can be no reasonable estimate of any contingencies as of September 30, 2024. At an April 22, 2024 hearing, the Plaintiff’s motion to dismiss our counterclaims was denied, and again on July 18, 2024 the Court refused to dismiss BlackStar’s counterclaims against Plaintiff. BlackStar intends to pursue those counterclaims for securities violations.

BlackStar and the Plaintiff have a agreed to a stay of the trial court proceedings while the appeal of the temporary restraining order is resolved, likely in late 2025 or early 2026.

At September 30, 2024, there were no legal proceedings against the Company, other than the beforementioned.

NOTE 11 – SUBSEQUENT EVENTS

On October 30, 2024, a settlement agreement with Continuation Capital, Inc. (“CCI”) for the purchase of $861,539.26 of debt owed to BlackStar’s creditors was approved in Florida State court in compliance with the terms of Section 3(a)(10) of the Securities Act of 1933, as amended. Under the terms of the Settlement Agreement and Stipulation, CCI agreed to purchase the bona fide and outstanding and unpaid creditor claims in exchange for shares of BlackStar’s common stock. If satisfied in full, pursuant to the Settlement Agreement, the Company will reduce the Company’s debt obligations in exchange for the issuance of shares of Company’s common stock to CCI at a discount of 42.5% off the market price (the lowest closing sale price for twenty (20) trading days), in one or more tranches, pursuant to the terms of section 3(a)(l0) of the Securities Act of 1933, as amended. The Company will issue 60,200,000 freely trading shares to CCI pursuant to Section 3(a)(10) of the Securities Act.

The Company has analyzed its operations subsequent to September 30, 2024 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2024, we had an accumulated deficit of $11,529,344 and a working capital deficiency of $2,568,410. This raises substantial doubts about our ability to continue as a going concern.

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

As a merchant bank, BlackStar intends to seek to provide access to capital for companies and is specifically seeking out ventures involved in DLT or blockchain. BlackStar intends to facilitate funding and management of DLT-involved companies through majority controlled joint ventures through its subsidiary BEMC. BlackStar, through BEMC, intends to initially control and manage each venture. Potential ventures for both BlackStar and BEMC will be analyzed using the combined business experience of its executives, with BEMC looking to fill those venture criteria with companies in crypto-related businesses such as blockchain or DLT technologies. The Company does not intend to develop Investment Objectives or “criteria” in any manner but will rely on the acumen and experience of its executives. BlackStar is currently building a digital equity trading platform in order to trade registered BlackStar common shares in digital form (DWAC) and intends to use the platform design to provide custom subscription services to other public companies.

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

Based on our current cash reserves of approximately $2,179 as of September 30, 2024, we will need additional funding to sustain our operations. We intend to offer a private placement of preferred shares to investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. We intend to commence this offering in the fourth quarter of 2024. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We have estimated $100,000 for the fourth quarter of 2024 for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. Thus far to date in 2024, we received an aggregate $239,000 in short term loans from investors, due with interest at 11% per annum.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2023, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended September 30, 2024 compared to same period in 2023

Net loss for the three months ended September 30, 2024 was $267,959 as compared to $99,422 for the three months ended September 30, 2023, an increase of $168,537.

General and administrative expenses in 2024 were $27,700, an increase of $19,180 from general and administrative expenses of $8,520 in 2023. General and administrative costs for the 2024 and 2023 quarters were for investor relations, website, management, filing fees, transfer agent fees and overhead operational costs. In the 2024 period, the Company incurred stock based compensation costs of $15,300 for common shares issued to officers/directors/advisors of the Company.

The Company paid management consulting fees to IHG of $25,500 for the three months ended September 30, 2024 as compared to $29,000 paid for the comparable 2023 period.

Legal and professional fees of $142,451 for the three months ended September 30, 2024 increased by $117,311 from $25,140 for the comparable 2023 period. The increase in legal fees for the 2024 period was predominately for fees related to litigation for convertible debt issues. For both periods the Company’s legal and professional fees included SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor related fees for the Company’s annual audit.

Interest expense increased by $36,606 to $72,308 for the 2024 period as compared to $35,702 for the 2023 period. The increase includes $20,479 amortization of the value of common stock issuable for loan costs and loan extension costs during the 2024 period.

For the Nine Months Ended September 30, 2024 compared to same period in 2023

Net loss for the nine months ended September 30, 2024 was $1,107,394 as compared to $338,609 for the nine months ended September 30, 2023, an increase of $768,785.

Operating expenses for the nine months ended September 30, 2024 included $106,525 in related party management consulting fees, $738,646 in legal and professional fees, and $59,288 in general and administrative fees, for total operating expenses of $903,959. In the comparable 2023 period, operating expenses included $87,250 in related party management consulting fees, $116,028 in legal and professional fees, and $59,288 in general and administrative fees, for total operating expenses of $235,833.

General and administrative expenses in 2024 were $59,288, an increase of $26,733 from general and administrative expenses of $32,555 in 2023. General and administrative costs for the 2024 and 2023 quarters were for investor relations, website management, filing fees, transfer agent fees and overhead operational costs. In the 2024 period, the Company incurred stock based compensation costs of $15,300 for common shares issued to officers/directors/advisors of the Company

The Company paid management consulting fees to IHG of $106,025 for the nine months ended September 30, 2024 as compared to $87,250 paid for the comparable 2023 period.

Legal and professional fees of $738,646 for the nine months ended September 30, 2024 increased by $622,618 from $116,028 for the comparable 2023 period. The increase in legal fees for the 2024 period was predominately for fees related to litigation for convertible debt issues. For both periods the Company’s legal and professional fees included SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor related fees for the Company’s annual audit.

Interest expense increased to $203,435 for the 2024 period as compared to $95,314 for the 2023 period, a difference of $108,121. The increase for 2024 includes $11,737 as the value of common stock issued for debt extinguishment, and $42,939 for amortization of the value of common stock issuable for loan costs and loan extension costs.

Liquidity and Capital Resources

At September 30, 2024, we had a working capital deficit of $2,568,410 and cash of $2,179 as compared to a working capital deficit of $1,480,550 and cash of $33,550, at December 31, 2023. The decrease in cash and increase in working capital deficit was due primarily to the utilization of available cash for operations and an increase in debt funding from $239,000 of loans received in the nine months ended September 30, 2024. The Company used new and existing fundings to maintain operating activities and for legal matters. During the nine months ended September 30, 2024, we used $242,270 of cash for operating activities and paid $28,101 in investing activities for software development costs. In the comparable 2023 period, operating activities utilized cash of $207,985 and investing activities for software development costs utilized cash of $28,001.

Substantially all of our funding in the 2024 and 2023 periods has been from note financings from non-related individuals. During the nine months ended September 30, 2024, we borrowed $239,000, due with interest at 11%, and we issued 195,620,499 shares of common stock for debt extinguishment valued at $11,737. During nine months ended September 30, 2023, we borrowed $225,000 from non-related individuals, and convertible note holders were issued 698,077,221 shares of common stock for conversion of $116,725 face value of debt and related accrued interest and fees.

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

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2024 and December 31, 2023, we had accumulated deficit of $11,529,344 and $10,421,950, respectively, and we will require additional working capital to fund operations through 2024 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In July 2024, the Company borrowed $25,000 from each of two unrelated individuals (an aggregate $50,000), as follows:

●	$25,000 repayable nine months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 11,275,000 shares of the Company’s common stock to of the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 11,275,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company recorded the value of shares to be issued to the lender for loan consideration as a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the note, and is amortizing the discount to interest expense over the term of the note.
●	$25,000 repayable three months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11%, or has the option to be issued, in lieu of cash payment of the outstanding debts, 12,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: December 11, 2024	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Acting Chief Executive Officer,
Acting Principal Executive Officer)

Dated: December 11, 2024	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer,
Principal Accounting Officer)

