Form 10-K
period 2024-12-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2025-11-25
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

☐ Yes   ☒ No

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

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2024, computed by reference to the price at which the common equity was last sold ($0.0019), as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024), was $3,494,302.

As of November 25, 2025, there were 2,254,894,873 common shares, $0.001 par value, issued and outstanding.

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

DESCRIPTION OF BUSINESS

We are based in Boulder, Colorado and are engaged in Merchant Banking and Finance in the United States. Since 2018 we have also been developing a blockchain-based software platform to trade electronic fungible shares of our common stock. Once completed, the platform design might enable us to license the technology as a Platform as a Service (“PaaS”) for other publicly traded companies, providing revenue to finance our merchant banking. The completion of our software platform depends on our ability to license it to an existing Alternative Trading System (“ATS”) or for us to possibly register as an ATS, which we do not intend to do at this time as we would prefer to license our platform to an existing ATS. The platform is not currently operational or in use by anyone. We have recognized net losses of $1,514,839 for the year ended December 31, 2024. We have relied solely on sales of our securities, convertible note financing, and private loans to fund our operations.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,235,000,000 in annual gross revenue and did not have such amount as of December 31, 2024, our last fiscal year.

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

BlackStar Digital Trading Platform TM (“BDTPTM”): a digital Electronic Fungible Shares trading platform enabling the trading of BlackStar common shares in electronic fungible form. (The BDTPTM has not been approved by any regulatory agency or broker dealer and is not currently operational.)

BlackStar Electronic Fungible Shares (“BEFS”): a digitally evidenced share, also known as an electronic share, (see “Digital Share” – see below) of BlackStar common stock holding the same characteristics as securities evidenced by a paper certificate which has been transmitted electronically and protected by cryptographic protocols on BDTPTM. Digital equity shares are the “electronic fungible shares” on account. Electronic Fungible Shares are the same class of common stock as, and are identical to, paper certificated and book-entry shares of common stock; BEFS merely describes the format of the share of common stock.

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

Blockchain Equity Trading (“BET TM”): computer software platforms, including the BDTPTM, for the trading of only one SEC regulated security on an immutable blockchain, and for the analysis, monitoring, storing, and tracking of financial investments on an immutable blockchain. The Company will subscribe the platform to individual public companies for the exclusive exchange of cash for free-trading shares of one public company, creating an individual spot market.

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

Internet Digital Offering (“IDO”): financial services software for managing and hosting indications of interest for potential initial or secondary future offerings on an immutable blockchain.

CORPORATE STRUCTURE

Our corporate structure is as follows:

INTERNATIONAL HEDGE GROUP, INC. (Parent Company – a Colorado corporation)

BLACKSTAR ENTERPRISE GROUP, INC. (a Delaware corporation)

Blockchain Equity Management Corp.* (a Colorado corporation)	Blockchain Equity SRO, Inc. * (a Colorado non-profit corporation)

* These companies currently have no separate transactional or operating activity.

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

As to the BEMC business model, the primary factor for its development is dependent upon whether the BDTPTM achieves regulatory approval by the SEC for the platform and an ATS arrangement has been achieved and approved as necessary by the SEC.

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

CURRENT BUSINESS – MERCHANT BANKING

Our Company, BlackStar Enterprise Group, Inc. (OTC Expert Market: BEGI) is a publicly traded merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date and we did not control that venture.

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

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

There are a large number of companies and individuals engaged in the Merchant Banking and Finance industry; accordingly, there is a high degree of competition. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do. We are attempting to create a novel solution in the BDTPTM that we may use as a model, potentially enabling us to generate ongoing revenue that we can then use for Merchant Banking.

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

NUMBER OF PERSONS EMPLOYED

As of December 31, 2024, we have no full-time employees and 2 independent consultants who act as our officers and directors on a part-time basis of up to 40 hours per week.

PROPOSED NEW LINES OF BUSINESS

The matters discussed below contain certain forward-looking information and relate to analyses, business plans, business opportunities, management intentions and other information, available as of the date hereof, but is not yet fully determinable. These statements also relate to our contemplated future prospects, developments and business strategies. Although we believe that our plans, intentions and expectations reflected in or suggested by the matters discussed below are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual plans, intentions or expectations to differ materially from our plans, intentions or expectations include, but are not limited to, the risks and uncertainties included under “Risk Factors” in this document. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual plans, intentions or expectations may vary materially from those discussed below. Given these uncertainties, users of the information included below are cautioned not to place undue reliance on such information.

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

Under the existing regulatory framework, an ATS is a trading system that meets the definition of “exchange” under federal securities laws but is not required to register as a national securities exchange if the ATS operates under the exemption provided under Exchange Act Rule 3a1-1(a). To operate under this exemption, an ATS must comply with the requirements set forth in Rules 300-303 of Regulation ATS. To comply with Regulation ATS, an ATS must, among other things, register as a broker-dealer and file an initial operation report with the SEC on Form ATS before commencing operations. Thereafter, an ATS must file amendments to Form ATS to provide notice of any changes to its operations and must file a cessation of operation report on Form ATS if it ceases operations. Form ATS is not an application and the SEC does not approve an ATS before it begins operation. Form ATS is, instead, a notice to the SEC. As of September 30, 2022, the SEC lists 33 ATS’s that trade National Market System (NMS) stocks.

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

BlackStar has built the technology based upon the Quantum Ledger Database, a blockchain framework from Amazon Web Services (“AWS”), and to use the AWS Cloud for transaction data storage. The BDTP™ would offer a web-based interface for trading transactions as well as an Application Programming Interface (API) that directly accesses all transactions stored on the BDTP™. In June 2020, BlackStar and Artuova, a custom software development company, successfully completed a production ready user interface for the BDTP™ platform, which is feature-complete. As of September 21, 2022, the core platform and its software is complete and is in the testing phase. The BDTP™ platform has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP™ over the next several months. It will remain in the testing phase until we license the BDTP™ platform to a broker-dealer, clearing firm, and/or ATS. The BDTP™ platform is not designed to support transactions in any tokens, faux currencies, coins, crypto or any crypto related assets. The SEC and FINRA would have complete and transparent access to the data recorded by the BDTPTM, offering a single data interface and consolidated history of transactions; the SEC and FINRA would only become Certificate Holders if they approve and agree to participate in viewing the data, and only if the platform is approved at a future date. BlackStar hopes that this increased transparency will mitigate many of the risks of investing in OTC Markets quoted stocks and restore investor confidence in trading shares of OTC companies.

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

  Will the BEFS traded on the proposed BDTPTM trade at different prices than the OTC Expert Market?
    Because it is a distinct market from the OTC Expert Market, where the common shares are currently quoted, there is a possibility that the prices reflected for the common shares will differ across the trading markets. BDTPTM, for instance, only accepts free trading securities (of BlackStar common stock) for cash and prohibits shorting. As a result, there could be a difference in price from one market to the next due to different liquidity in the markets as there are arbitrage opportunities in both separate trading venues.
19

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

The indication of interest feature, known as the “Internet Digital Offering” or IDO, is expected to record indications of interest for potential, initial or secondary future offerings proposed by the public or private company that subscribes to our customized platform. If allowed under SEC regulations, the funding of private and public companies on a blockchain platform may represent a fairer distribution of securities with a permanent record of solicitation. The distributive ledger technology on a blockchain would enable companies to gauge interest on a first come, first served basis. The IDO™ feature is only for use in self-underwriting situations and includes a method of facilitating a public or private offering for a company on an immutable blockchain. This may consist of the subscriber company uploading a preliminary prospectus to the platform if they are interested in raising capital, collecting a list of company shareholders, and collecting a list of non-company shareholders who have met at least a minimum threshold for potential interest in investing in the company, then prioritizing potential investors meeting the set requirements by the recorded timestamp and distributing the offering materials to them at the appropriate time in compliance with existing securities rules and regulations. Our blockchain-based system may give companies a tool to self-underwrite under the current rules if approved by the SEC and FINRA.

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

Once the BDTP™ platform is live and formal arrangements have been finalized with an existing ATS to execute and reports trades, the Company intends to license the platform to other publicly traded companies as a subscription service with a company specific customizable interface operation through a substantially similar license with the existing ATS. This subscription service, BlackStar’s “Blockchain Equity Trading” or BET™, would enable each subscribing company to have access to their own trading platform, based upon our core platform, where shares of their common stock could be traded. The technical platform operations and updates will be managed by Artuova, through our oversight and direction. The software building of additional platforms for subscriber companies may take as little as a few business days. We have not yet developed our marketing campaign to seek out these customers, but plan to do so after securing a license with an existing ATS. We anticipate our overall expansion of services into the blockchain industry within the next twelve months.

The initiation of operations of the BDTP™ platform will be dependent on the exact arrangement that we enter into and the regulatory approvals that may be required (see “Regulatory Challenges” below).

BDTP™ Patents

On December 26, 2023, the United States Patent and Trademark Office (USPTO) issued the first in a series of patents to the Company for different components and technology of the BDTP™ platform, which enables trading of common shares of a public company on a blockchain.

The table below shows the patents issued to date.

Patent Number	Issue Date	Title
US-11854080-B2	12/26/2023	System and method for matching orders and immutable blockchain ledger for all customer trading activity with settlement into the broker dealer ecosystem
US-11966974-B2	4/23/2024	System and method for preparing for a SEC financial statement audit by recording corporate governance information on an immutable blockchain
US-12079872-B2	9/3/2024	Systems and methods for using a digital trading platform to trade securities on a blockchain
US-12086880-B2	9/10/2024	System and method for facilitating a public offering on an immutable blockchain provided to eligible qualified investors based upon priority of interest
US-12112380-B2	10/8/2024	Systems and methods for the regulated trading of registered equities with the securities and exchange commission on an immutable blockchain with settlement into the broker dealer ecosystem
US-12131383-B2	10/29/2024	Systems and methods for the trading of registered equities on an immutable blockchain with settlement into the broker dealer ecosystem
US-12248987-B2	3/11/2025	Systems and methods for trading derivatives purchased on a blockchain on a digital trading platform that integrates with the traditional broker-dealer ecosystem
US-12288257-B2	4/29/2025	Systems and methods for preparing for an audit by recording corporate governance information on an immutable blockchain

Further patents related to various features of the platform may be applied for and/or issued in the future.

Existing Financing

We currently have no committed source for funding our operations but have entered into convertible promissory notes and loans to continue operations in the interim. Financing from the past two fiscal years are summarized here. On January 9, 2025, the Company entered into a financing agreement with 1800 Diagonal Lending LLC to borrow $49,200. The note matures on October 30, 2025, bears interest at 12%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance, into common shares of the Company. The conversion price is to be calculated at 61% of the average of the lowest trading price of the Company’s common stock for the previous ten trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 114,000,000 shares of common stock for conversion. Net proceeds from the loan were $40,000, after legal fees and borrowing costs of $9,200.

In October 2025, the Company commenced a $1 million fractional unit offering, in increments of $5,000, consisting of Common and Preferred Securities under a term sheet to certain accredited investors, who had advanced monies to the Company over a period of 5 months in the 2025 fiscal year.. The Company has received an aggregate $384,208 consideration from four lenders consisting of $236,662 cash and conversion of $125,000 in outstanding notes and related accrued interest of $22,646.

In 2024, the Company borrowed $274,000 from unrelated individuals pursuant to promissory notes accruing at 11% per annum and in various maturity periods of three months to one year. The Company agreed to issue to the note holders an aggregate 53,525,000 shares of common stock for loan consideration, extended loan maturity to existing note holders, and/or full satisfaction of the loans and interest. The Company may issue up to 42,275,000 additional shares of common stock at the option of note holders for full satisfaction of the loans at maturity.

In 2023, we received loans of an aggregate $400,000 from four investors, due nine months from receipt with interest at 11% per annum.

Based on our current cash reserves of approximately $3,642 as of December 31, 2024, and our receipt in January 2025 of $40,000 in loans and in April through June 2025 of $236,562 of advances from accredited investors for subscription agreements pursuant to a term sheet in October 2025, we estimate that we will have cash for an operational budget of approximately six (6) months. We intend to continue to offer a private placement of preferred shares to select accredited investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

In addition, BlackStar intends to offer consulting and regulatory compliance services to blockchain and DLT companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in electronic fungible share-related ventures though BEMC, mainly in the areas of blockchain and distributed ledger technologies. Our long-term plan for provision of services is to finance the operations of BEMC through the successful production of the BDTPTM platform and subsequent subscription of the platform’s design as a service. As a subsidiary of BlackStar, BEMC additionally intends to offer consulting and regulatory compliance services to digital share related entities and blockchain entrepreneurs for securities, tax, and commodity issues. Our Company has always operated under the assumption that cryptocurrencies and tokens are “securities” and regulated under the existing law, SEC rules and other financial regulations. Due to significant experience of our management in the U.S. securities and commodities industry, we felt that we had regulatory compliance backgrounds that could be useful in assisting with regulatory compliance for former cryptocurrency offerors and token offerors. Management believes that there may be other companies offering unregistered securities in digital form with possible violations of securities and other laws including FinCen regulation, CFTC rules, exchange rules, AML, and tax laws. The concept of BEMC as a subsidiary of BlackStar is to provide compliance services for the multitude of laws that are applicable to digital securities. Currently in the testing and completion phase, BlackStar intends to build trading platforms for subscriber companies based on the BDTPTM model and offer the platforms through a subscription service called BlackStar ‘Blockchain Equity Trading’ (“BET TM”), generating ongoing revenue for the Company.

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

SEC Approval

Our first regulatory challenge is seeking the approval of the Securities and Exchange Commission (“SEC”) of our concept for a security that could be traded on the BDTPTM because the SEC has not yet adopted rules or regulations specific to the digital securities industry nor any regulations involving blockchain or distributed ledger transactions. The SEC has chosen to enforce its existing anti-fraud laws and the registration rules and regulations. Accordingly, we must work through an undefined SEC approval process for our proposed system. We anticipate many comments and questions from the SEC during any approval process for the BDTPTM platform. We anticipate that could take one to three years to complete the approval process for the BDTPTM platform.

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

We have no way of knowing at this date what new rules and regulations the SEC or any other regulatory body may adopt which could impact the structure and the timing of approval or clearance of any uncertificated shares on our BDTPTM platform in the future and there is a significant potential impact of any future adoption of new rules and regulations, which could delay our attempt to trade uncertificated shares on our BDTPTM platform.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, and the following is a summary of key risk factors when considering an investment. This summary should be read together with the more detailed description of each risk factor contained in the subheadings further below and should not be relied upon as an exhaustive summary of the material risks facing our business:

Risk Factors Relating to Our Company

●	Our success will depend, to a large degree, on the expertise and experience of the members of our management team.
●	Our operations as a merchant bank may affect our ability to, and the manner in which, we raise additional capital, which may expose us to risks.
●	We may engage in business activities that could result in us holding investment interests in a number of entities which could subject us to regulation under the Investment Company Act of 1940.
●	We are dependent upon our limited management for our success which is a risk to our investors.
●	We have a limited amount of funds available for investment in ventures and as a result our ventures may lack diversification.
●	We have a lack of revenue history and stockholders cannot view our past performance since we have a limited operating history.
●	We are not diversified, and we will be dependent on only one business, merchant banking.
●	We can give no assurance of success or profitability to our stockholders.
●	We may have a shortage of working capital in the future which could jeopardize our ability to carry out our business plan.
●	We will need additional financing for which we have no commitments, and this may jeopardize execution of our business plan.
●	Our officers and directors may have conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in and may receive compensation from our parent company.
●	We have agreed to indemnification of officers and directors as is provided by Delaware statutes.
●	Our directors’ liability to us and stockholders is limited.
●	A lawsuit was filed against the company on November 6, 2023.
●	We may not realize returns on our investments in ventures for several years. Thus, an investment in shares of our common stock is only appropriate for investors who do not need short-term liquidity in their money.
●	Illiquid nature of our investments.
●	Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
●	Our reported financial results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.
●	Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.
●	If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our stock may be affected.
●	Increased attention on environmental, social and governance ("ESG") matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
●	Our Company is currently quoted on the Expert Market on the OTC Markets platform; quotations in Expert Market securities are restricted from public viewing and only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities.

Risk Factors Relating to Our Business

●	We have incurred significant losses and anticipate future losses.
●	Our existing financial resources are insufficient to meet our ongoing operating expenses.
●	Unfavorable conditions in our industry or the global economy or reduced access to lending markets could harm our business.
●	There can be no certainty as to market acceptance of the proposed BDTPTM.
●	We may fail to meet the evolving needs of our markets, fail to identify new products, services, or technologies, or fail to compete successfully in our target markets, adversely impacting our revenue and financial results.
26

●	System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.
●	An article published on April 17, 2023 by cointelegraph.com may expose us to liability for violations of Section 5 of the Securities Act.

Risks Relating to Our Venture Investments

●	We have not identified any other ventures in which we may invest in a venture.
●	Competition for loans and investments.
●	Risks of competition for our venture companies.
●	Risks of our need for additional capital to fund our venture companies.
●	Our venture portfolio is and may continue to be concentrated in a limited number of venture companies and industries, which will subject us to a risk of significant loss if any of these companies fail or by a downturn in the particular industry.
●	We intend to control all of our ventures.
●	We may not realize gains from our ventures.
●	The inability of our venture companies to commercialize their technologies or create or develop commercially viable products or businesses would have a negative impact on our investment returns.
●	The inability of our venture companies to adequately execute their growth or expansion strategies would have a negative impact on our loan or investment returns.
●	Our venture companies will likely have significant competition from more established companies as well as innovative early-stage companies.
●	Our investment returns will depend on the success of our ventures and, ultimately, the abilities of their key personnel.
●	Some of our venture companies may need additional capital, which may not be readily available.

Risk Factors Related to Our Platform and Blockchain/Distributed Ledger Technology

  The operability of our platform depends on our ability to enter into a license agreement with a broker dealer or an alternative trading system.
  If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.
  Intellectual property rights claims may adversely affect the distributed ledger technology.
  We may depend on third parties to provide execution of our trading platform, internet, telecommunication and fiber optic network connectivity to our data center, and any delays or disruptions in service could adversely affect an investment in us.
  Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.
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

Risks Relating to Ownership of BlackStar Enterprise Group, Inc. Common Stock

●	We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.
●	We have authorized and designated a Class A Preferred Super Majority Voting Convertible Stock, which have voting rights of 60% of our common stock at all times.
●	A limited public market exists for our common stock at this time, and there is no assurance of a future market.
27

●	Our stock will, in all likelihood, be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.
●	There currently is a limited liquid trading market for our common stock and we cannot assure investors that a robust trading market will ever develop or be sustained for our common stock.
●	Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your securities at or above the price that you may pay for the security.
●	The regulation of penny stocks by the SEC and FINRA may discourage the tradability of our securities.
●	We will pay no foreseeable dividends in the future.
●	Rule 144 sales in the future may have a depressive effect on our stock price.
●	Our stockholders may suffer dilution due to issuances of shares for various considerations.
●	We are a reporting company.
●	We have not identified any other ventures in which we may invest in a venture.
●	Our OTC Market status was lowered from OTC Pink to OTC Expert Market.
●	BlackStar Electronic Fungible Shares and digital shares in general may be subject to unique risks not associated with paper certificated shares.
●	Insurance will not be obtained for our electronic fungible shares which poses risks.

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

WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated on December 17, 2007 for the purpose of engaging in any lawful business and have adopted a plan as a small and micro-cap market merchant banking company. During the period of inception through December 31, 2024, we have not recognized revenues. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative, legal and accounting, and software development and could exceed $500,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $3,642 as of December 31, 2024.

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

OUR COMPANY IS CURRENTLY QUOTED ON THE EXPERT MARKET ON THE OTC MARKETS PLATFORM.

Our stock quote is not currently visible on OTC Markets. The market for our stock is uncertain at this time. Quotations in Expert Market securities are restricted from public viewing and only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities. Our securities could be particularly illiquid due to being quoted on this market and that if we remain on the Expert Market it could impede our operations, fundraising, and ability to defend our intellectual property rights.

Our stock is not eligible for proprietary broker-dealer quotations. All quotes in this stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

OTC Markets Group has discontinued the public display of quotes for our common stock because our filings are delinquent.

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2024, we had an accumulated deficit of $11,806,894.

Future losses are likely to occur until we are able to receive returns on our loans and investments since we have no other sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2014 through 2024, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

THERE CAN BE NO CERTAINTY AS TO MARKET ACCEPTANCE OF THE PROPOSED BDTPTM.

The Company has no certainty as to whether the market will accept our proposed business concept and use the idea of the BDTPTM, should it become operational, nor is there any certainty as to how the BDTPTM translates to profits for the Company. There is no assurance of market acceptance or profitability of the concept or Company. The BDTPTM is not yet functional and may never be functional.

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

RISK FACTORS RELATED TO

OUR PLATFORM AND BLOCKCHAIN/DISTRIBUTED LEDGER TECHNOLOGY

THE OPERABILITY OF OUR PLATFORM DEPENDS ON OUR ABILITY TO ENTER INTO A LICENSE AGREEMENT WITH A BROKER DEALER OR AN ALTERNATIVE TRADING SYSTEM.

Our plan to operate the BlackStar Digital Trading Platform TM relies on our ability to enter into a license agreement with a broker dealer or an alternative trading system (“ATS”). The BDTPTM operates as an encrypted platform for the transmission of customer information, dollar amount, number of shares, and account number to be sent over a secured network to/from the broker dealer and/or customer. Whether we license the platform to a broker dealer or an ATS, we will rely on the licensee to comply with all relevant laws, rules and regulations including, but not limited to, FINRA and/or SEC registration, the Customer Protection Rule (Rule 15c3-3 of the Securities Exchange Act of 1934, as amended), the Exchange Act requirements for books, records and financial reporting, and the Securities Investor Protection Act of 1970 (“SIPA”), as applicable. The duties of settlement, safekeeping, and reporting of customers’ assets will remain with the traditional custodians – the Broker Dealers retained by customers for their own account. The BDTPTM will provide encrypted transmission of order information, as discussed above. Once established, any disruption in our relationship with a broker dealer or ATS may cause a temporary or permanent service disruption of BDTPTM, unless and until we are able to reestablish a new licensee. If we are unable at any time to establish the necessary relationship, BDTPTM may never become functional. If we are unable to license BDTPTM to an ATS in this way, we may reevaluate whether we may apply for ATS status.

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

If our BDTPTM becomes operational, we may be required to comply with the Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury’s sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. We anticipate that we will not to our knowledge engage in transactions with persons named on OFAC’s SDN list, as the sales of shares occurring with the use of the platform will be required to comply with existing rules and regulations applicable to the information required to transfer securities. Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our common stock.

THE POSSIBILITY OF TRADING OCCURRING ON MULTIPLE EXCHANGES MEANS THAT THERE MAY BE DISCREPANCIES IN TRADING PRICES OF COMMON STOCK.

The trading market operating on the BDTPTM, once operational, is distinct and separate from the OTC market on which the common shares currently trade, which could cause discrepancies between the trading prices of common shares between the two venues, whether resulting from different liquidity in the markets or otherwise. If approved for trading, shareholders may take advantage of any discrepancies between the trading prices and trade shares of common stock where it is beneficial to them.

THE POSSIBILITY OF REGULATORY DEVELOPMENTS RELATED TO CRYPTO ASSETS AND CRYPTO ASSET MARKETS MAY POSE AN UNINTENDED RISK TO OUR PROPOSED BUSINESS.

The Company does not believe that any pending crypto legislation or regulation is likely to affect the business, financial condition, or results of operations at this stage. In the event that our proposed business plans, including BDTPTM, fall into the definitions of any future crypto legislation or regulation, the Company will evaluate the operations to ensure compliance with any new rules or laws. The Company has worked to create the proposed business plan within the confines of the existing rules, regulations, and laws. If, however, abundant operational changes are necessary for compliance, there may be material effects on the business.

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

The shares of our common stock may be thinly-traded and even more so as our shares trade on the Expert Market operated by OTC. The shares of our common stock were previously quoted on OTC Pink, and subsequent to filing all delinquent quarterly and annual reports with the SEC, we anticipate moving back to OTC Pink. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

THERE CURRENTLY IS A LIMITED LIQUID TRADING MARKET FOR OUR COMMON STOCK AND WE CANNOT ASSURE INVESTORS THAT A ROBUST TRADING MARKET WILL EVER DEVELOP OR BE SUSTAINED FOR OUR COMMON STOCK.

Prior to being lowered to the Expert Market, there had been a limited trading market for our common stock on the OTC Pink Market. The OTC Expert Market is a significantly more limited market than Pink, and quotation on the OTC Expert Market will likely result in a less liquid market for existing and potential holders of the Company’s common stock to trade such securities and could further depress the trading price of the shares. The Company can provide no assurance that its securities will continue to trade on this market, whether broker-dealers will continue to provide public quotes of its securities on this market, or whether the trading volume of our shares will be sufficient to provide for an efficient trading market for existing and potential holders of our shares.

Trading on the OTC Expert Market could also harm the Company’s ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the common shares. We cannot predict how liquid the market for our common stock may become. A lack of an active market may impair an investor’s ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active trading market may impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using our common stock as consideration. For companies where securities are traded in the OTC Pink or Expert Market, it is generally more difficult to obtain accurate quotations, to obtain coverage for significant news events (because major media channels generally do not publish presses releases about such contingencies) and to obtain needed capital.

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

OUR OTC MARKET STATUS WAS LOWERED FROM OTC PINK TO EXPERT MARKET.

Due to the delinquency of the SEC filings of the Company, we were demoted from the OTC Pink to the Expert Market in 2025. The Company has sought financing through convertible promissory notes in order to develop the BDTPTM app; some of the notes have in turn been converted to common stock and then traded on the market in large quantities, lowering the bid prices. The change in status from OTC Pink to Expert Market will make it harder to access investors and financing to continue to fund our operations.

OTC Markets may choose to downgrade our profile further if we do not maintain adequate proof that we are not, in fact, a shell company.

BLACKSTAR ELECTRONIC FUNGIBLE SHARES AND DIGITAL SHARES IN GENERAL MAY BE SUBJECT TO UNIQUE RISKS NOT ASSOCIATED WITH PAPER CERTIFICATED SHARES.

The digital form of BlackStar common stock (BlackStar Electronic Fungible Shares when traded on BDTPTM) and digital or electronic shares in general may be subject to timing delays, electronic transfer errors, electronic systems outages, and cybersecurity threats. BlackStar Electronic Fungible Shares carry the same risks as electronic fungible shares from DTCC that have been DWAC and placed in Broker Dealers accounts for customers. The intended functionality of the BlackStar Digital Trading Platform TM is to encrypt the buy/sell orders (including all transaction and customer information) placed by broker dealers and customers, in order to provide additional security and ease of access over the existing systems, but not all risks can be mitigated due to unforeseen future threats and/or disruptions, transmission errors, and electronic systems issues. Electronic fungible shares of common stock, including BlackStar Electronic Fungible Shares, are the same class of common stock and hold the same rights as paper certificated shares of common stock; the only difference is the format. Digital shares would be the electronic fungible shares on account. The difference in the two is the mode of sale or transfer; however, the transfer agent maintains records of all shareholder activity, regardless of the form. While electronic fungible shares are now commonplace, there is still risk involved with electronic transmission of information and that transmission may be compromised. The record-keeping requirements of transfer agents, broker dealers, and issuers remain unchanged with electronic fungible shares, however, the risk of error or omission cannot be ruled out.

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

ITEM 2. PROPERTIES.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate - None

Oil and Gas Properties - None

Patents – See below

Trademarks - BlackStar Digital Trading Platform TM, BDTPTM, B. E. T. TM, Blockchain First TM

Our executive offices are located in Boulder, Colorado. We do not own any real property but lease office space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

PATENTS, TRADE NAMES, TRADEMARKS AND COPYRIGHTS

Patent Number	Issue Date	Title
US-11854080-B2	12/26/2023	System and method for matching orders and immutable blockchain ledger for all customer trading activity with settlement into the broker dealer ecosystem
US-11966974-B2	4/23/2024	System and method for preparing for a SEC financial statement audit by recording corporate governance information on an immutable blockchain
US-12079872-B2	9/3/2024	Systems and methods for using a digital trading platform to trade securities on a blockchain
US-12086880-B2	9/10/2024	System and method for facilitating a public offering on an immutable blockchain provided to eligible qualified investors based upon priority of interest
US-12112380-B2	10/8/2024	Systems and methods for the regulated trading of registered equities with the securities and exchange commission on an immutable blockchain with settlement into the broker dealer ecosystem
US-12131383-B2	10/29/2024	Systems and methods for the trading of registered equities on an immutable blockchain with settlement into the broker dealer ecosystem
US-12248987-B2	3/11/2025	Systems and methods for trading derivatives purchased on a blockchain on a digital trading platform that integrates with the traditional broker-dealer ecosystem
US-12288257-B2	4/29/2025	Systems and methods for preparing for an audit by recording corporate governance information on an immutable blockchain

Trademark Number	Notice of Allowance Date	Trademark
97074941	Live/Pending 11/22/2022	Blockchain First
97128229	Live/Pending 11/22/2022	B. E. T.
97128224	Live/Pending 4/25/2023	Blackstar Digital Trading Platform
97128228	Live/Pending 11/22/2022	B.D.T.P.

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

ITEM 3. LEGAL PROCEEDINGS.

On November 6, 2023, the Company was notified of a lawsuit filed in Clark County, NV against the Company by GS Capital regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. Shortly after the Plaintiff filed the lawsuit, BlackStar repaid the remaining principal balance. At the outset of the case, a temporary restraining order was entered and required the transfer of 257,000,000 shares of BlackStar’s stock to the Plaintiff to be sold on the open market, which occurred in Q1 and Q2 of 2024. BlackStar has appealed the temporary restraining order to the Nevada Supreme Court and seeks the return of the 257,000,000, among other damages. While the appeal is pending, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff on February 27, 2024. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 dollars in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. The Company seeks a judgment in its favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. As a result of the counterclaims, there can be no reasonable estimate of any contingencies as of June 30, 2024. At an April 22, 2024 hearing, the Plaintiff’s motion to dismiss our counterclaims was denied, and again on July 18, 2024 the Court refused to dismiss BlackStar’s counterclaims against Plaintiff. BlackStar intends to pursue those counterclaims for securities violations. BlackStar and the Plaintiff have agreed to a stay of the trial court proceedings while the appeal of the temporary restraining order is resolved, likely in late 2025 or early 2026.

On October 30, 2024, the Company entered into a Settlement Agreement with Continuation Capital, Inc. (“CCI”) for the purchase of $861,539.26 of debt owed to BlackStar’s creditors (for more details, see the Form 8-K filed November 5, 2024 and incorporated herein by reference). The Settlement Agreement was approved in Florida State court in compliance with the terms of Section 3(a)(10) of the Securities Act of 1933, as amended. Under the terms of the Settlement Agreement and Stipulation, CCI agreed to purchase the bona fide and outstanding and unpaid creditor claims in exchange for shares of BlackStar’s common stock. If satisfied in full, pursuant to the Settlement Agreement, the Company will reduce it’s debt obligations in exchange for the issuance of shares of Company’s common stock to CCI. The shares will be issued at a discount of 42.5% off the market price (the lowest closing sale price for twenty

(20) trading days), in one or more tranches, pursuant to the terms of section 3(a)(l0) of the Securities Act of 1933, as amended. Upon closing, the Company issued to CCI 60,200,000 freely trading shares, valued at $138,640 based on the trading price of the Company’s common stock as of the date of the Settlement Agreement, as a fee for entering into the Settlement Agreement, pursuant to Section 3(a)(10) of the Securities Act. In November 2024, the Company issued to CCI an additional 13,377,926 shares of common stock for CCI’s payment of $10,000 to certain creditors of the Company. BlackStar and CCI have since terminated the debt purchase relationship. CCI received free-trading shares and sold those shares prior to fulfilling any debt obligations, and such obligations have returned to BlackStar.

The Company increased the authorized shares of common stock to 6,000,000,000 on February 10, 2025 in order to accommodate continued conversions, judgments, or settlements; the Company may need to increase again in the future or it could be exposed to further risks of lawsuits for similar issues. More details of the increase to the authorized shares of common stock can be found in the Schedule 14C Information Statement filed on December 17, 2024 and incorporated herein by reference. The Company will also expend additional resources in the ongoing litigation and any potential resolutions outside the above-reference conversions to common stock (which were already contemplated in the original convertible promissory note), negatively impacting its financial position.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Expert Market and was previously quoted on OTC Pink under the symbol “BEGI”. Because we are quoted on OTC Expert Market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Our stock quote is not currently visible on OTC Markets. The market for our stock is uncertain at this time.

International Hedge Group, Inc. (“IHG”), our parent company, is our controlling shareholder and is engaged in providing management services to companies, and, on occasion, capital consulting. IHG’s strategy in investing in BlackStar Enterprise Group, Inc. is to own a controlling interest in a publicly quoted company which has the legal ability and mission to do loan-based funding of start-up and developed business ventures using its stock for private placement or public offerings. Through anti-dilutive measures, IHG now owns less than 1% of common shares of BlackStar for the year ended December 31, 2024. IHG and BlackStar are managed and controlled by the same individuals, but IHG may seek its funding from different and as yet, undetermined sources, with funding structures of different natures. IHG, through its holding of 100% of the Class A Preferred Stock of BlackStar, has voting control over BlackStar. Mr. Kurczodyna, through his preferred shares in IHG, has voting control of IHG.

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

The following tables set forth the high and low bid quotations for our common stock as reported on the OTCQB/OTC Pink for the periods indicated.

Fiscal 2024	Low	High
First Quarter – ended March 31, 2024	$0.001	$0.004
Second Quarter – ended June 30, 2024	$0.002	$0.004
Third Quarter – ended September 30, 2024	$0.002	$0.003
Fourth Quarter – ended December 31, 2024	$0.001	$0.003

Fiscal 2023	Low	High
First Quarter – ended March 31, 2023	$0.000	$0.001
Second Quarter – ended June 30, 2023	$0.000	$0.001
Third Quarter – ended September 30, 2023	$0.000	$0.001
Fourth Quarter – ended December 31, 2023	$0.000	$0.013

Fiscal 2022	Low	High
First Quarter – ended March 31, 2022	$0.004	$0.022
Second Quarter – ended June 30, 2022 *	$0.002	$0.011
Third Quarter – ended September 30, 2022	$0.001	$0.004
Fourth Quarter – ended December 31, 2022	$0.001	$0.002

* The shares moved from the OTCQB to the OTC Pink Market on June 30, 2022.

Holders

As of December 31, 2024, there were approximately 363 record holders of 1,854,894,873 shares of our common stock. The Company has also reserved out of its authorized Common Stock approximately 136,904,785 shares of Common Stock for conversion pursuant to the convertible promissory notes as of April 30, 2025.

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

DESCRIPTION OF SECURITIES

Common Stock

The total number of common shares authorized to be issued by the Company as of December 31, 2024 is 2,000,000,000 common shares with a par value of $0.001 per share. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. A total of 1,854,894,873 common shares are issued and outstanding as of December 31, 2024 and 1,000,000 preferred shares are issued and outstanding as of December 31, 2024. There are no warrants to purchase shares of common stock outstanding as of December 31, 2024.

On February 10, 2025, the Company increased the authorized shares of common stock to 6,000,000,000 with a par value of $0.001 per share. More details of the increase to the authorized shares of common stock can be found in the Schedule 14C Information Statement filed on December 17, 2024 and incorporated herein by reference.

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

Our common stock is currently quoted on the OTC Expert Market under the symbol “BEGI”. Because we are quoted on the OTC Expert Market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. Our stock quote is not currently visible on OTC Markets. The market for our stock is uncertain at this time.

Preferred shares

As of December 31, 2024, we had authorized ten million (10,000,000) shares of Preferred Stock, of which certain shares had been designated as Class A Preferred Stock.

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

There were 1,854,894,873 shares of common stock outstanding, no warrants issued for common stock, and 1,000,000 Class A Preferred Shares outstanding (owned by International Hedge Group, Inc.) as of December 31, 2024.

Options & Warrants

Effective December 1, 2016, our Stock Option and Award Plan (the “Stock Incentive Plan”) was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and may be either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2024, we have granted no stock options to purchase any shares of our common stock under the Plan.

As of December 31, 2024, there are no warrants outstanding.

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

2025

On January 9, 2025, the Company entered into a financing agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”) to borrow $49,200. The note matures on October 30, 2025, bears interest at 12%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance, into common shares of the Company. The conversion price is to be calculated at 61% of the average of the lowest trading price of the Company’s common stock for the previous ten trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 114,000,000 shares of common stock for conversion. Net proceeds from the loan were

$40,000, after legal fees and borrowing costs of $9,200. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

On May 29, 2025, the Board of Directors authorized and approved the issuance of an aggregate 400,000,000 shares of the common stock to officers/directors/advisors/consultants to the Company for services rendered at a value of $0.0004 per share, based on the daily closing trading price of the Company’s common stock, including 200,000,000 shares to the Company’s Chief Execution Officer/Director and 25,000,000 to an independent director. The shares were issued for services rendered and the issuance was made by us in reliance upon Section 4(a)(2) of the Act and under an exemption of Rule 506(b) of Regulation D, or any other such exemptions as the transaction may qualify. The officers and directors are well known to us and our management, through pre-existing business relationships. The individuals were provided access to all material information and all information necessary to verify such information and were afforded access to our management in connection with the issuance. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

In October 2025, the Company commenced a $1 million fractional unit offering, in increments of $5,000, consisting of Common and Preferred Securities under a term sheet to certain accredited investors, who had advanced monies to the Company over a period of 5 months in the 2025 fiscal year. The Company has received an aggregate $384,208 consideration from four lenders consisting of $236,562 cash and conversion of $125,000 in outstanding notes and related accrued interest of $22,646, all of which is converted by the documents into the fractional units set forth above. The Fractional Units were offered at $5,000 per one twentieth of one Unit consist of 7,500,000 shares of common stock and 5,000 shares of Series B Preferred Stock which participates in 1/20th of 1% of an assigned royalty of licensing fees for life of patents and licenses of BlackStar. (for each share of Series B Preferred Stock -0.0025%). The Company will issue 576,312,092 shares of common stock and 384,208 shares of Preferred Series B stock to the investors.

2024

On January 25, 2024, the Company entered into note agreements with two unrelated individuals as follows:

  $100,000 from an unrelated individual, repayable one year from date of the note with interest at 11% per annum; and agreed to issue as additional consideration to the lender 15,000,000 shares of the Company’s common stock. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 15,000,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

  $14,000 from an unrelated individual, repayable 90 days from date of the note with interest at 11%. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, 7,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded,
52

  inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

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

In April 2024, the Company borrowed $25,000 from an unrelated individual, repayable twelve months from date of the note with interest at 11% per annum. As consideration for entering into the loan agreement, the Company has agreed to issue 3,750,000 of the Company’s common stock to the lender. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 3,750,000 shares of the Company’s common stock as full satisfaction of the principal loan amount and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

In July 2024, the Company borrowed $25,000 from each of two unrelated individuals (an aggregate $50,000), as follows:

•	$25,000 repayable nine months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 11,275,000 shares of the Company’s common stock to of the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 11,275,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

•	$25,000 repayable three months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11%, or has the option to be issued, in lieu of cash payment of the outstanding debts, 12,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. In October 2024, the lender converted the aggregate outstanding principal and accrued interest balance of $26,318 into 12,500,000 shares of the Company’s common stock. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

In November 2024, the Company borrowed $25,000 from an unrelated individual, repayable nine months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 3,750,000 shares of the Company’s common stock to of the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 3,750,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

In December 2024, the Company borrowed $10,000 from an unrelated individual, repayable nine months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 1,000,000 shares of the Company’s common stock to of the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 1,000,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

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

In May 2023, the Company borrowed $50,000 from an unrelated individual, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amount of $50,000 and related unpaid and accrued interest thereon. In February 2024, the Company and the note holder agreed to extend the maturity of the notes to December 2024. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

In May 2023, the Company borrowed $25,000 from an unrelated individual, repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 3,750,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 3,750,000 shares of the Company’s common stock as full satisfaction of the principal loan amount of $25,000 and related unpaid and accrued interest thereon. In February 2024, the Company and the note holder agreed to extend the maturity of the notes to December 2024. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

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

In August 2023, the Company borrowed $50,000 from an unrelated individual, repayable May 1, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

In September 2023, the Company borrowed $50,000 from an unrelated individual, repayable June 29, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

In November 2023, the Company borrowed $25,000 from an unrelated individual, repayable November 13, 2026 with interest at 5.5% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 5.5% and, in addition, issued 7,500,000 of the Company’s common stock, to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 7,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

In November 2023, the Company borrowed $50,000 and $25,000 from each of two unrelated individuals, repayable May 17, 2025 and August 17, 2024, with interest at 5.5% and 11% per annum, respectively. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 and 3,750,000 of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company and the holders executed the agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses. A substantially similar form of the note is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019, but with the terms mentioned herein.

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

Shares or Warrants Issued for Compensation or Services

On May 29, 2025, the Board of Directors authorized and approved the issuance of an aggregate 400,000,000 shares of the common stock to officers/directors/advisors/consultants to the Company for services rendered at a value of $0.0004 per share, based on the daily closing trading price of the Company’s common stock, including 200,000,000 shares to the Company’s Chief Execution Officer/Director and 25,000,000 to an independent director.

During the year ended December 31, 2024, the Company issued 17,000,000 shares of its common stock to officers/directors/advisors of the Company for services, valued at $18,500; of which 8,000,000 shares, valued at $3,200, was charged to operations during the year ended December 31, 2023; and issued 4,500,000 shares of its common stock for consulting services, valued at $7,650 ($0.0017 per share), to individuals related to the Chief Executive Officer of the Company.

During the year ended December 31, 2023, the Company issued 25,000,000 shares of its common stock, valued at $100,000, as partial consideration for entering into a media consulting contract.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2024.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended December 31, 2024 and 2023. This MD&A should be read in conjunction with our financial statements as of December 31, 2024 and 2023. See section entitled “Forward-Looking Statements” above.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2024, we had an accumulated deficit totaling $11,806,894. This raises substantial doubts about our ability to continue as a going concern.

Overview

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) intends to act as a merchant bank as of the date of these financial statements. We are currently quoted on the OTC Expert Markets and were previously quoted on OTC

Pink under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures though our wholly-owned subsidiary, Blockchain Equity Management Corp., (“BEMC”), mainly in the areas of blockchain and distributed ledger technologies (“DLT”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

Recent Updates – BlackStar’s progress in 2024 was focused on strengthening our intellectual property portfolio for our new proposed line of business of trading common shares on a blockchain through the broker-dealer ecosystem. The Company is continuing to strategize on how to secure a host ATS or Broker Dealer to enable live trading on the Company’s blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies in 2026. The Company’s next major step in its main feature, BlackStar’s Digital Trading Platform (“BDTPTM”), will be to engage an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”)) to host the platform prior to implementation. To that end, the Company is exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTPTM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTPTM is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTPTM. The BDTPTM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. During 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. In 2023, BlackStar and Artuova completed a production-ready and feature-complete user interface for our Corporate Governance feature on a blockchain. BlackStar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages, while considering applying for a Broker Dealer or ATS license. During 2021-2022, BlackStar filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software. During 2022, BlackStar also filed with U.S. and foreign trademark offices for protection. On December 26, 2023, the USPTO issued the first of eight patents over the next year and a half to BlackStar for technology related to the BDTPTM.

The Company’s success will be dependent upon its ability to analyze and manage the opportunities presented and is contingent upon successfully raising funds and ultimately regulatory allowance of our digital trading platform.

Currently in the testing phase, we estimate $100,000 to finalize the integration of the digital platform into the broker-dealer eco system. The ability to obtain a licensee may be dependent on our ability to confirm that FINRA and the

SEC will allow trading on our platform as described. If this is the case, the Company may alternatively seek to acquire an existing broker-dealer in order to become a FINRA-registered broker-dealer. Once we have secured a licensee broker-dealer, clearing firm, or ATS for the operations of the BDTPTM and begun operating the BDTPTM, we will seek subscriber companies desiring customized platforms. At that point, we will have the ability to showcase BDTPTM’s live operations. The technical platform operations and updates will be managed by Artuova, through our oversight and direction. The software building of additional platforms for subscriber companies may take as little as 48 hours. We have not yet developed our marketing campaign to seek out these customers, but plan to do so after securing our operating licensee, anticipated within the next twelve months. We anticipate our Corporate Governance platform to be subscribed to by US corporations in 2026, with overall expansion of services into the blockchain industry within the next twelve months.

Based on our current cash reserves of approximately $3,642 as of December 31, 2024, and our receipt in January 2025 of $40,000 in loans and in April through June 2025 of $236,562 of advances    from accredited investors for subscription agreements pursuant to a term sheet in October 2025, we estimate that we will have cash for an operational budget of approximately six (6) months. We intend to continue to offer a private placement of preferred shares to select accredited investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2024, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

We have estimated $100,000 for each of the first three quarters of 2025 and $150,000 in the fourth quarter of 2025 for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous. In the year ended December 31, 2024, we received funding through promissory notes totaling $274,000 being received in net cash proceeds. Thus far in 2025, we received proceeds of an aggregate $348,812 from convertible promissory notes and private placements.

Results of Operations

Net loss for the year ended December 31, 2024 was $1,514,839 as compared to $917,088 for the year ended December 31, 2023, an increase of $597,751. As explained below, most of the loss in 2024 was attributable to high operating expenses with no revenue.

In 2023, legal and professional fees were $236,715, as compared to $840,471 in 2024, a difference of $603,756. Much more of the focus in 2024 was on patent filings and the legal fees associated with those filings were greater than in 2023.

General and administrative expenses in 2024 were $93,476, a decrease of $68,819 from general and administrative expenses of $162,295 in 2023. General and administrative costs in 2023 included fees of $111,000 for a media consulting firm which were not incurred in 2024.

Interest expense increased by $103,534 to $322,748 in 2024 as compared to $219,214 in 2023. The increase was primarily attributable to a net increase in non-convertible debt of $235,000, consisting of new loans of $274,000 and previous loans aggregating $39,000 having been satisfied.

In 2024, the Company issued 60,200,000 shares of its common stock, valued at $138,460, to CCI as consideration for entering into a settlement agreement with CCI for the purchase by CCI of approximately $860,000 of payables owed to creditors.

In 2024, the Company paid related party management consulting fees to IHG of $112,694 as compared to $128,000 paid in 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had a working capital deficit of $2,698,902   and cash of $3,642, as compared to a working capital deficit of $1,406,957 and cash of $33,550 as of December 31, 2023. The increase in working capital deficit was due primarily to the increase in trade and accrued payables during 2024 as compared to 2023, with an increase of $961,181 from 2023 to 2024. The Company used new and existing fundings to maintain operating activities and complete patent filings with the USPTO for its digital trading platform. During 2024, the Company used $270,807 of cash for operating activities as compared to $340,712 of cash for operating activities used in 2023, which includes an increase in accounts payable of $752,884 and $103,472 as of December 31, 2024 and 2023, respectively. In 2024, we paid $33,101 in investing activities for software development and patent costs as compared to $40,001 paid in 2023.

In 2024, we received $274,000 in non-convertible debt financing from non-related individuals, of which $274,000 is due within one year of issuance with interest at 11% per annum. As consideration for entering the note agreements in 2024, the Company agreed to issue to note holders an aggregate 73,025,000 shares of its common stock. The Company may issue up to 42,275,000 additional shares of common stock at the option of note holders for full satisfaction of the loans at maturity. In 2023, we received $400,000 in non-convertible debt financing from non-related individuals, of which $325,000 is due within one year of issuance with interest at 11% per annum, and $75,000 is due from 2025 to 2026 with interest at 5.5% per annum. As consideration for entering the note agreements in 2023, the Company issued to note holders an aggregate 71,250,000 shares of its common stock, valued at $266,063. In 2024, note holders were issued 195,620,499 shares of common stock for conversion of $11,737 face value of debt and related accrued interest; in 2023, note holders were issued 845,162,311 shares of common stock for conversion of $200,432 face value of debt and related accrued interest. We had a net increase in liquidity from financings of $274,000 in 2024 and $352,178 in 2023. In 2023, we issued 56,788,923 ($.00062 per share) shares of common stock to warrant holders in a cashless exercise of warrants, and issued, as partial consideration, 25,000,000 shares of its common stock (valued at $100,000) to a media consulting firm for investor relations services under a six-month agreement through May 2024.

While management of the Company believes that the Company will be successful in its current and planned activities, there can be no assurance that the Company will be successful in obtaining sufficient revenues from our planned operations and raise sufficient equity, debt capital or strategic relationships to sustain the operations and future business of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our raising additional equity or debt capital, and ultimately commence revenues from our digital trading platform.

There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Availability of Additional Capital

Notwithstanding our success in raising net cash proceeds of $274,000 from traditional loans in 2024 and $400,000 from traditional loans in 2023, there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company will need to raise sufficient capital to pay expenses and implement our platform of blockchain features in the first quarter of 2026.

In January 2025, the Company received cash proceeds of $40,000 in a traditional loan with a face value of $49,200.

In October 2025, the Company commenced a $1 million fractional unit offering, in increments of $5,000, consisting of Common and Preferred Securities under a term sheet to certain accredited investors, who had advanced monies to the Company over a period of 5 months in the 2025 fiscal year. The Company has received an aggregate $384,208 consideration from four lenders consisting of $236,562 cash and conversion of $125,000 in outstanding notes and related accrued interest of $22,646, all of which is converted by the documents into the fractional units set forth above. The Fractional Units were offered at $5,000 per one twentieth of one Unit consist of 7,500,000 shares of common stock and 5,000 shares of Series B Preferred Stock which participates in 1/20th of 1% of an assigned royalty of licensing fees for life of patents and licenses of BlackStar. (for each share of Series B Preferred Stock -0.0025%). The Company will issue 576,312,092 shares of common stock and 384,208 shares of Preferred Series B stock to the investors.

Any additional financing may be dilutive to our stockholders, new equity securities may have rights, preferences, or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of December 31, 2024, which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until our digital trading platform is operational. Accordingly, we must raise capital from sources other than the actual revenue from issuance of memberships in our digital trading platform.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the Note 3 to our financial statements as of December 31, 2024 and 2023 and are included elsewhere in this report  , and includes disclosures of the fair value of equity issuances as being considered a critical accounting estimate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACKSTAR ENTERPRISE GROUP, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Shareholders of Blackstar Enterprise Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackstar Enterprise Group, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenue, has continual net losses, negative working capital and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of a Matter – Restatement of Previously Issued Financial Statements

As discussed in Note 12 to the financial statements, the Company has restated its previously issued financial statements for the year ended December 31, 2023, to correct an error in the recognition of debt-related transactions. The financial statements for the year ended December 31, 2023 were previously audited by other auditors. Our opinion on the financial statements as of December 31, 2024 and 2023 is not modified with respect to this matter.

Emphasis of a Matter – Litigation Uncertainty

As discussed in Note 11 to the financial statements, the Company is currently a defendant in several lawsuits that are subject to significant uncertainties. The ultimate resolution of these matters cannot presently be determined, and no provision for any liability that may result has been made in the financial statements. Our opinion is not modified with respect to this matter.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
November 21, 2025

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND 2023

	2024	2023
		(Restated Note 12)

ASSETS

Current Assets
Cash	$3,642	$33,550

Total current assets	3,642	33,550

Intangibles, net of amortization of $6,990 (2024)	394,763	348,652

Total Assets	$398,405	$382,202

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,031,072	$268,188
Accrued payables	500,317	302,020
Notes payable, net of discount-$22,924 (2024) and $38,780 (2023)	587,076	286,220
Convertible notes payable	584,079	584,079

Total current liabilities	2,702,544	1,440,507

Notes payable, net of discount -$1,293 (2024) and $39,860 (2023)	23,707	35,140

Total Liabilities	2,726,251	1,475,647

Commitments & Contingencies

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock- 6 billion (2024) & 2 billion (2023) shares authorized; $0.001 par value
1,854,894,873 (2004) and 1,544,696,448 (2003) shares issued and outstanding
at December 31, 2024 and 2023	1,854,895	1,544,696
Additional paid in capital	7,576,378	7,649,714
Common stock to be issued	46,775	3,200
Accumulated deficit	(11,806,894)	(10,292,055)

Total stockholders' deficit	(2,327,846)	(1,093,445)

Total Liabilities and Stockholders' Deficit	$398,405	$382,202

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
		(Restated Note 12)

Revenue	$—	$—

Operating expenses
Legal and professional	840,471	236,715
Management consulting - related party	112,694	128,000
General and administrative	93,476	162,295
	.	.
Total operating expenses	1,046,641	527,010

Other expense (income)
Interest expense	322,748	219,214
Settlement agreement fee	138,460	—
Amortization of intangibles	6,990	—
Amortization of convertible debt issuance costs	—	28,547
Loss on debt extinguishment	—	142,317

Other expense (income)	468,198	390,078

Net (loss)	$(1,514,839)	$(917,088)

Net (loss) per share - basic and diluted	$(0.001)	$(0.001)

Weighted average number of common shares
outstanding - basic and diluted	1,739,629,870	968,688,871

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2024

	Common Stock		Preferred Stock
	Amount		Amount	Additional Paid	Common Stock to be Issued	Accumulated	Stockholders'
	Shares	($0.001Par)	Shares	($0.001Par)	in Capital	Issued	Deficit	Deficit
Balances - December 31, 2022	546,495,214	$546,495	1,000,000	$1,000	$8,097,862	$—	$(9,374,967)	$(729,610)

Shares issued for conversion of notes and interest	845,162,311	845,162	—	—	(569,835)	—	—	275,327
Shares issued for loan costs	71,250,000	71,250	—	—	103,476	—	—	174,726
Shares issued for cashless warrant exercise	56,788,923	56,789	—	—	(56,789)	—	—	—
Shares issued for media consulting	25,000,000	25,000	—	—	75,000	—	—	100,000
Shares to be issued to officers/directors	—	—	—	—	—	3,200	—	3,200
Net loss	—	—	—	—	—	—	(917,088)	(917,088)

Balances - December 31, 2023 (restated Note 12)	1,544,696,448	1,544,696	1,000,000	1,000	7,649,714	3,200	(10,292,055)	(1,093,445)

Shares issued to officers, advisors & directors	17,000,000	17,000	—	—	1,500	(3,200)	—	15,300
Shares issued for convertible debt extinguishment	195,620,499	195,621	—	—	(183,884)	—	—	11,737
Shares issued for non-convertible debt extinguishment	19,500,000	19,500	—	—	31,016	—	—	50,516
Shares issued for consulting services-related	4,500,000	4,500	—	—	3,150	—	—	7,650
Shares issued for creditor settlement agreement fees	60,200,000	60,200	—	—	78,260	—	—	138,460
Shares issued for accounts payable extinguishment	13,377,926	13,378	—	—	(3,378)	—	—	10,000
Shares to be issued for loan extension	—	—	—	—	—	4,500	—	4,500
Shares to be issued for loan costs	—	—	—	—	—	42,275	—	42,275
Net loss	—	—	—	—	—	—	(1,514,839)	(1,514,839)

Balances - December 31, 2024	1,854,894,873	$1,854,895	1,000,000	$1,000	$7,576,378	$46,775	$(11,806,894)	$(2,327,846)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
		(Restated Note 12)

Cash Flows From Operating Activities
Net (loss)	$(1,514,839)	$(917,088)

Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of note issue costs	109,957	28,547
Stock based compensation	22,950	3,200
Stock issued for services	138,460	100,000
Amortization of intangibles	6,990	—
Interest paid in stock	11,737	—
(Gain)/loss on debt settlements/extinguishments	—	150,935
Changes in operating assets and liabilities
Increase in accounts payable	752,884	103,472
Increase in accrued payables	201,054	190,222

Cash used in operating activities	(270,807)	(340,712)

Cash Flows From Investing Activities
Software and patent costs	(33,101)	(40,001)

Cash used in investing activities	(33,101)	(40,001)

Cash Flows From Financing Activities
Cash proceeds from notes	274,000	400,000
Repayments of notes payable	—	(47,822)

Net cash provided by financing activities	274,000	352,178

Net (decrease) in cash	(29,908)	(28,535)

Cash, beginning of period	33,550	62,085

Cash, end of period	$3,642	$33,550

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$41,757	$200,432
Common stock issued for accounts payable settlement for shares	$10,000	$—
Cashless exercise of common stock warrant	$—	$56,789
Common stock issued for loan costs	$—	$279,539

Cash paid for interest on debt	$—	$20,606

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) was incorporated in the State of Delaware on December 18, 2007. On January 25, 2016, International Hedge Group, Inc. (“IHG”) signed an agreement to acquire a 95% interest in the Company. IHG was issued 44,400,000 shares of common stock and 1,000,000 shares of Series A Preferred Stock. IHG is our controlling shareholder and is engaged in providing management services and capital consulting to companies. IHG and BlackStar are currently managed and controlled by two individuals, each of whom is a beneficial owner of an additional 9% of the Company’s common stock.

The Company intends to act as a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to crypto-equity companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in crypto-related ventures through a wholly owned subsidiary, Blockchain Equity Management Corp (“BEMC”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which they control the venture until divestiture or spin-off by developing the businesses with capital. BlackStar formed a subsidiary nonprofit company, Blockchain Industry SRO Inc. (“BI”) in 2017. BI’s business plan is to act as a self-regulatory membership organization for the crypto-equity industry and set guidelines and best-practice rules by which industry members would abide. BlackStar will provide management of this entity under a services contract.

Basis of Presentation

The accompanying consolidated financial statements include BlackStar and its wholly owned subsidiaries: Blockchain Equity Management Corp. and Blockchain Industry SRO Inc., both of which are non-operating with no material transactions, and were prepared from the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP). All significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2024 and 2023, the Company has generated no revenues and has incurred losses. As of December 31, 2024, the Company had cash of $3,642, negative working capital of $2,698,902 and an accumulated deficit of $11,806,894. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. The Company intends to raise additional funds in order to fund operations of the merchant bank, and to expand its services into the blockchain industry, and intends to continue to offer a private placement of preferred shares to select accredited investors. Management cannot provide any assurances that the Company will be successful in raising additional funds and/or accomplishing any of its plans.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Cash and Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2024 and 2023, the Company had no deposits in excess of the FDIC insured limits.

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

Intangible Assets

Intangible assets subject to amortization include costs incurred by the Company to develop certain patents and developed software. These costs are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant. During the year ended December 31, 2024, the Company commenced amortizing capitalized patent costs over the estimated economic life of the patents of twenty (20) years. At December 31, 2024, capitalized software costs are still in the development stage and are not yet subject to amortization; the Company has not determined an economic useful life of the software.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with Accounting Standards Update (“ASU”), Earnings per Share (Topic 260) which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic EPS would exclude any dilutive effects of options, warrants, and convertible securities but does include the restricted shares of common stock issued. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Under current Company policy the majority stockholder International Hedge Group has and intends to surrender an equivalent number of common shares each time shares are sold or converted from other instruments. As a result, the EPS is the same for basic and diluted shares. At December 31, 2024 and 2023, there were potentially dilutive securities convertible into shares of common stock comprised of (i) warrants – convertible into 0 and 11,703,000 shares, respectively, and (ii) convertible notes into 1,586,283,000 and 219,245,000 shares, respectively.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value Measurements

The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability;

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31. 2024 and 2023, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2024, no assets or liabilities were required to be measured at fair value on a recurring basis.

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

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on Financial Accounting Standards Board (“FASB”) accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the FASB accounting standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company currently has no stock-based compensation plan in place.

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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Segment Reporting

The Company operates in a single reportable segment, consistent with how management evaluates operations. The chief operating decision maker (CODM), identified as the Chief Executive Officer, reviews consolidated operating results for resource allocation and performance assessment. Segment profit or loss is measured on a consolidated net income basis, which aligns with GAAP. The policy includes significant expenses reviewed by the CODM and qualitative details about other operating items contributing to segment profit or loss. Entity-wide disclosures on products/services, geographic areas, and major customers are also provided per ASC 280 requirements.

Recent Accounting Pronouncements

In 2020, FASB issued ASU 2020-06 which simplifies how entities account for certain financial instruments with characteristics of liabilities and equity, effective for fiscal years beginning after December 15, 2021. The Company adopted the guidance provided in ASU 2020-06 effective with its fiscal year ending December 31, 2022. There was no material impact upon adoption on the Company’s financial position or results of operations.

In 2025, FASB issued ASU 2025-05 which provides a practical expedient for estimating expected credit losses on current accounts receivable and contract assets, effective for fiscal years beginning after December 15, 2025. The Company is assessing the potential impact of ASU 2025-05, and does not believe that adoption would have a material impact on its financial position or results of operations.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2024 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 4 – INTANGIBLES

Intangibles at December 31, 2024 and 2023 consist of capitalized costs for the Company’s proprietary software and patents as follows:

	2024	2023

Software	$193,102	$140,001
Patents	208,651	208,651
Accumulated amortization	(6,990)	--
	$394,763	$348,652

Amortization expense for capitalized patent costs was $6,990 and $0 for the years ended December 31, 2024 and 2023, respectively. Estimated amortization expense for capitalized patents cost is $10,400 for each of the years in the five-year period ended December 31, 2029.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Common Stock

In December 2024, the Company’s Board of Directors authorized an increase in the Company’s common stock from 2,000,000,000 to 6,000,000,000 shares, with an effective date of the Amendment to the Articles of Incorporation of February 10, 2025. There was no change in the shares outstanding of either the common stock or preferred stock as a result of the increase.

During the year ended December 31, 2024, the Company issued shares of its common stock as follows:

  195,620,499 shares as consideration for conversion of principal and interest on convertible notes payable valued at $11,737. (See Note 7)
  17,000,000 shares to officers/directors/advisors of the Company for services, valued at $18,500; of which 8,000,000 shares, valued at $3,200, was charged to operations during the year ended December 31, 2023.
  19,500,000 shares for conversion of principal and accrued interest in the amount of $50,516 on non-convertible notes.
  4,500,000 shares for consulting services, valued at $7,650 ($0.0017 per share), to individuals related to the Chief Executive Officer of the Company.
  60,200,000 shares as consideration for entering into a settlement agreement with Continuation Capital, Inc. (“CCI”) for the purchase of $861,539.26 of debt owed to BlackStar’s creditors. The shares were valued at $138,640, based on the trading price of the Company’s common stock as of the date of the agreement (See Note 11).
  13,377,926 shares to CCI as consideration for payment of $10,000 to creditors of the Company pursuant to the settlement agreement.

During the year ended December 31, 2023, the Company issued shares of its common stock as follows:

  845,162,311 shares for conversion of $275,327 principal and interest on convertible note payable.
  71,250,000 shares valued at $174,726 as consideration for financing fees for loans made to the Company.
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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock to be issued

On July 1, 2023, the Board of Directors approved a plan for the issuance of shares of the Company’s common stock as follows: 1,000,000 shares each to Directors of the Company; 2,000,000 shares each to new officers of the Company; 1,000,000 shares each to new advisors of the Company. The Board authorized, as of July 1, 2023, the issuance of an aggregate 8,000,000 shares of its common stock under the approved plan to four individuals, valued at $3,200 ($0.0004 per share), based on the trading price of the Company’s common stock as of the date of grant. As of December 31, 2023, the shares had not been issued and the Company charged $3,200 to operations as stock-based compensation expense and recorded the shares to be issued as common stock to be issued. The shares were subsequently issued during the year ended December 31, 2024.

At December 31, 2024, the Company has recorded common stock to be issued as follows:

  11,250,000 shares, valued at $4,500, as consideration for extension of loans previously made to the Company. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loan extensions, and is amortizing the discount to interest expense over the term of the extensions.
  37,525,00,000 shares valued at $42,275 as consideration for loan costs on new loans. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loans, and is amortizing the discount to interest expense over the term of the loans.(See Note 8).

NOTE 6 – WARRANTS

In April 2019, the Company issued a convertible note for $110,000. Pursuant to the terms of the note agreement, the Company issued warrants to the holder for the purchase of 440,000 shares of the Company’s common stock. The warrants were exercisable at $0.25 per share for a term of 5 years. The $132,953 fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: stock price $0.38; strike price $0.25; volatility 98%; risk free rate 2.25% and term of 5 years. The Company recognized a warrant expense of $132,593 at the time of grant of the warrants. At December 31, 2023, the intrinsic value of the outstanding warrants was $0, as the trading price of the Company’s common stock at that date was less than the underlying exercise price of the warrants. The shares issued for exercise of the 100,000 warrants in 2023 were adjusted to an exercise price of $0.00062 per share pursuant to the antidilution protection provisions of the warrant agreement, and the warrant holder received 56,788,923 shares of common stock under a cashless exercise.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 6 – WARRANTS (continued)

A summary of warrant activity during the years ended December 31, 2023 and 2024, adjusted to reflect the antidilution protection provisions of the warrant agreement, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – December 31, 2022	129,516,129	$0000625	1.32
Exercised	(59,679,657)
Expired	—
Outstanding and exercisable – December 31, 2023	69,836,472	$0.00062	.33
Exercised	—
Expired	(69,836,472)
Outstanding and exercisable – December 31, 2024	—

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

In January 2024, GS Capital filed notices of conversion and were issued in three tranches 195,620,499 shares of the Company’s common stock at a price of $0.00006 per share on their note of October 11, 2021. (See Note 5)

SE HOLDINGS LLC

On January 26, 2021, the Company entered into a financing agreement with SE Holdings LLC to borrow $220,000. The note bears interest at 10%, with a default rate of 24%, and is convertible, at any time after the date of issuance. The conversion price is to be calculated at 50% of the average of the three lowest trading prices of the Company’s common stock for the previous twenty trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 7 – CONVERTIBLE NOTES (continued)

than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 44,000,000 shares for conversion. Net proceeds from the loan were $177,500, after original issue discount of $20,000 and legal fees and offering costs of $22,500. The Company recorded the conversion feature as a beneficial conversion feature. The fair value of $220,000 for the expense portion of the note was amortized over the original term of the note. This fair value has been determined based on the trading price of the Company’s common stock as of the date of the note. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. The Company has recorded interest on the note at the default rate of 24% from the maturity date of the note through December 31, 2024.

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

In November 2023, Adar Alef issued a notice of conversion for a partial conversion of $13,455 principal into 62,100,000 shares of the Company’s common stock at a price of $0.0002167 per share under the conversion provision and terms of the note agreement. The Company has recorded interest on the note at the default rate of 24% from the maturity date of the note through December 31, 2024.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 7 – CONVERTIBLE NOTES (continued)

Convertible notes payable at December 31, 2024 and 2023 are summarized as follows:

Note Holder	Face Amount	Interest Rate		Original Due Date	2024	2023

SE Holdings LLC	$220,000	Stated 10 Default 24	% %	Jan 26, 2022	$220,000	$220,000

Adar Alef LLC	$550,000	Stated 10 Default 24	% %	April 29, 2022	$364,079	$364,079

					$584,079	$584,079

On January 23, 2024, the managing member of SE Holdings, LLC, individually, and Adar Alef, LLC, also managed by the same individual, as the entity, settled charges with the SEC ordering them, in part, to surrender for cancellation all remaining shares of the Company they obtained through conversion of notes, as well as conversion rights under any remaining convertible notes. The Company is evaluating what this means for the remaining outstanding conversion rights under the two convertible promissory notes held by SE Holdings, LLC ($220,000) and Adar Alef, LLC (original face amount of $550,000), and for the current holdings of Adar Alef, LLC (5,000,000 shares of common stock of BlackStar). The Company is of the opinion that the notes are no longer convertible, but continues to classify the notes as convertible until final determination and settlement amongst the parties is made.

NOTE 8 – NOTES PAYABLE

Year ended December 31, 2024

In January 2024, the Company borrowed $100,000 from an unrelated individual, repayable January 25, 2025 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 15,000,000 shares of the Company’s common stock to the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debt, an additional 15,000,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the $19,355 value of shares to be issued to the lender for loan consideration as a discount to debt, and is amortizing the discount to interest expense over the term of the note.

In January 2024, the Company borrowed $14,000 from an unrelated individual, repayable April 25, 2024 with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11%, or at option of the lender, will issue 7,000,000 shares of the Company’s common stock in lieu of cash payment of the outstanding debt as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. In October 2024, the lender converted the aggregate outstanding principal and accrued interest balance of $15,439 into 7,000,000 shares of the Company’s common stock.

In February 2024, the Company and each of the holders of two loans of $50,000 and $25,000 agreed to extend the maturity of the notes from February 2024 for a period of ten (10) months to December 2024 with interest continuing to be accrued at 11%. The Company agreed to issue 7,500,000 shares of common stock to the $50,000 note holder and 3,750,000 shares of common stock to the $25,000 note holder as consideration for extending the notes. The Company valued the shares to be issued at $4,500.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 8 – NOTES PAYABLE (continued)

In April 2024, the Company borrowed $25,000 and $50,000 from each of two unrelated individuals, repayable one year from date of the notes with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 3,750,000 and 7,500,000 shares of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 3,750,000 and 7,500,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the $13,270 value of shares to be issued to the lenders for loan consideration as a discount to debt, and is amortizing the discount to interest expense over the terms of the notes.

In July 2024, the Company borrowed $25,000 from each of two unrelated individuals (an aggregate $50,000), as follows:

  $25,000, repayable nine months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 11,275,000 shares of the Company’s common stock to of the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 11,275,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company recorded the $9,885 value of shares to be issued to the lender for loan consideration as a discount to debt, and is amortizing the discount to interest expense over the term of the note.
  $25,000, repayable three months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11%, or has the option to be issued, in lieu of cash payment of the outstanding debts, 12,500,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. In October 2024, the lender converted the aggregate outstanding principal and accrued interest balance of $26,318 into 12,500,000 shares of the Company’s common stock.

In November 2024, the Company borrowed $25,000 from an unrelated individual, repayable nine months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 3,750,000 shares of the Company’s common stock to of the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 3,750,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the $4,079 value of shares to be issued to the lender for loan consideration as a discount to debt, and is amortizing the discount to interest expense over the term of the note.

In December 2024, the Company borrowed $10,000 from an unrelated individual, repayable nine months from date of the note with interest at 11% per annum. At maturity, the Company will repay the face amount of the loan in cash, including unpaid and accrued interest at 11% and, in addition, has agreed to issue as additional consideration 1,000,000 shares of the Company’s common stock to of the lender. At maturity the lender has the option to be issued, in lieu of cash payment of the outstanding debts, an additional 1,000,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. The Company has recorded the $4,444 value of shares to be issued to the lender for loan consideration as a discount to debt, and is amortizing the discount to interest expense over the term of the note.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 8 – NOTES PAYABLE (continued)

As of December 31, 2024, $325,000 of the Company’s outstanding notes payable were past their maturity date. The Company is accruing interest on these notes at the default interest rates stipulated in the note agreements, and is in discussions with the note holders for extension or other potential manners of settlement of the notes.

Year ended December 31, 2023

In March 2023, the Company borrowed $25,000 from each of two individuals (an aggregate $50,000), repayable nine months from date of borrowing with interest at 11% per annum. At maturity, the Company agreed to repay the face amount of each of the loans in cash, including unpaid and accrued interest at 11% and, in addition, issued 3,750,000 shares of the Company’s common stock to each of the lenders. At maturity each of the lenders had the option to be issued, in lieu of cash payment of the outstanding debt, an additional 3,750,000 shares of the Company’s common stock in full satisfaction of the principal loan amount of $25,000 and related unpaid and accrued interest thereon. The Company recorded the initial aggregate 7,500,000 common shares issued to the two lenders at $4,500, based on the $0.0006 closing trading price of the Company’s common stock as of the date of the loan, as a prepaid expense and amortized the value of the shares as interest expense over the term of the loans. At maturity in December 2023, the Company and the loan holders agreed to extend the maturity of the notes to September 2024 with interest at 11%, and issued an additional 3,750,000 shares of the Company’s common stock to each of the note holders as consideration for extending the notes. The Company has recorded a $84,750 loss on extinguishment for the 7,500,000 shares issued for the debt modification.

In May 2023, the Company borrowed $50,000 and $25,000 from two unrelated individuals, repayable nine months from date of borrowings with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, to the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debt, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock, respectively, as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon. In February 2024, the Company and the note holders agreed to extend the maturity of the notes to December 2024.

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

On November 6, 2023, the Company borrowed $50,000 and $25,000 from each of two unrelated individuals, repayable nine months from date of the notes with interest at 11% per annum. At maturity, the Company will repay the face amount of the loans in cash, including unpaid and accrued interest at 11% and, in addition, will issue 7,500,000 and 3,750,000 of the Company’s common stock, respectively, to each of the lenders. At maturity the lenders have the option to be issued, in lieu of cash payment of the outstanding debts, an additional 7,500,000 and 3,750,000 shares of the Company’s common stock as full satisfaction of the principal loan amounts and related unpaid and accrued interest thereon.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 8 – NOTES PAYABLE (continued)

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

Notes payable at December 31, 2024 and 2023 are summarized as follows:

	Face Amount	Interest Rate	Due Date	2024	2023
Current notes payable	$25,000	11%	Sept 1, 2024	$25,000	$25,000
	$50,000	11%	May 1, 2024	$50,000	$50,000
	$50,000	11%	Jun 29, 2024	$50,000	$50,000
	$25,000	11%	Sept 1, 2024	$25,000	$25,000
	$100,000	11%	Feb 25, 2025	$100,000	—
	$50,000	11%	Dec 9, 2024	$50,000	$50,000
	$25,000	11%	Dec 18, 2024	$25,000	$25,000
	$25,000	11%	Aug 17, 2024	$25,000	$25,000
	$50,000	11%	Aug 6, 2024	$50,000	$50,000
	$25,000	11%	Aug 8, 2024	$25,000	$25,000
	$50,000	5.5%	May 17, 2025	$50,000	—
	$25,000	11%	April 2, 2025	$25,000	—
	$50,000	11%	April 19, 2025	$50,000	—
	$25,000	11%	April 15, 2025	$25,000	—
	$10,000	11%	September 16, 2025	$10,000	—
	$25,000	11%	August 19, 2025	$25,000	—
Note discount				$(22,924)	$(38,780)
Total current notes payable				$587,076	$286,220

Long-term notes payable	$25,000	5.5%	Nov 13, 2026	$25,000	$25,000
	$50,000	5.5%	May 17, 2025	—	$50,000
Note discount				$(1,293)	$(39,860)

Total long-term notes payable				$23,707	$35,140

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 21% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported at December 31, 2024 and 2023 is as follows:

	Income tax valuation allowance

	2024	2023

Net loss before income taxes	$(1,514,839)	$(917,088)
Adjustments to net loss
Convertible note expense	109,956	28,547
Net taxable income (loss)	(1,404,883)	(888,541)
Income tax rate	26%	26%
Income tax recovery	365,270	231,021
Valuation allowance change	(365,270)	(231,021)
Provision for income taxes	$—	$—

The significant components of deferred income tax assets at December 31, 2024 and 2023 are as follows:

	Components of deferred income tax assets

	2024	2023

Net operating loss carryforward	$5,534,349	$4,129,466

Valuation allowance	(5,534,349)	(4,129,466)

Net deferred income tax asset	$—	$—

NOTE 10 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it must rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note. There were no advances from related parties during the years ended December 31, 2024 and 2023.

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the years ended December 31, 2024 and 2023 the Company paid related party management fees to IHG of $112,694 and $128,000, respectively.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2024, the Company issued 17,000,000 shares of its common stock to officers/directors/advisors of the Company for services, valued at $18,500; of which 8,000,000 shares, valued at $3,200, was charged to operations during the year ended December 31, 2023; and issued 4,500,000 shares of its common stock for consulting services, valued at $7,650 ($0.0017 per share), to individuals related to the Chief Executive Officer of the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

(i) On November 6, 2023, the Company was notified of a lawsuit filed in Clark County, NV against the Company by GS Capital regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. Shortly after the Plaintiff filed the lawsuit, BlackStar repaid the remaining principal balance. At the outset of the case, a temporary restraining order was entered and required the transfer of 257,000,000 shares of BlackStar’s stock to the Plaintiff to be sold on the open market, which occurred in Q1 and Q2 of 2024. BlackStar has appealed the temporary restraining order to the Nevada Supreme Court and seeks the return of the 257,000,000 shares, among other damages. While the appeal is pending, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff on February 27, 2024. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 dollars in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. The Company seeks a judgment in its favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. As a result of the counterclaims, there can be no reasonable estimate of any contingencies as of June 30, 2024. At an April 22, 2024 hearing, the Plaintiff’s motion to dismiss our counterclaims was denied, and again on July 18, 2024 the Court refused to dismiss BlackStar’s counterclaims against Plaintiff. BlackStar intends to pursue those counterclaims for securities violations. BlackStar and the Plaintiff have agreed to a stay of the trial court proceedings while the appeal of the temporary restraining order is resolved, likely in late 2025 or early 2026. The Company is unable to reasonably estimate any potential loss from this matter, and is of the opinion that it will prevail in this action.

(ii) On October 30, 2024, the Company entered into a Settlement Agreement with Continuation Capital, Inc. (“CCI”) for the purchase of $861,539.26 of debt owed to BlackStar’s creditors. The Settlement Agreement was approved in Florida State court in compliance with the terms of Section 3(a)(10) of the Securities Act of 1933, as amended. Under the terms of the Settlement Agreement and Stipulation, CCI agreed to purchase the bona fide and outstanding and unpaid creditor claims in exchange for shares of BlackStar’s common stock. If satisfied in full, pursuant to the Settlement Agreement, the Company will reduce its debt obligations in exchange for the issuance of shares of Company’s common stock to CCI. The shares will be issued at a discount of 42.5% off the market price (the lowest closing sale price for twenty (20) trading days), in one or more tranches, pursuant to the terms of section 3(a)(l0) of the Securities Act of 1933, as amended. Upon closing, the Company issued to CCI 60,200,000 freely trading shares, valued at $138,640, based on the trading price of the Company’s common stock as of the date of the Settlement Agreement, as a fee for entering into the Settlement Agreement, pursuant to Section 3(a)(10) of the Securities Act. In November 2024, the Company issued to CCI an additional 13,377,926 shares of common stock for CCI’s payment of $10,000 to certain creditors of the Company.

At December 31, 2024 and 2023, there were no legal proceedings against the Company, other than the matter with GS Capital mentioned above.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 12 – RESTATEMENT OF FINANCIAL STATEMENTS

The December 31, 2023 financial statements have been restated from the previously issued 2023 financial statements for revisions and corrections to accounting errors relating loan modification, to the calculation and amortization of debt discount to notes payable and for the recording of previously unrecorded trade accounts payable and accrued interest on debt.

	As Previously Reported 2023	Restated 2023	Effect of Change

Balance Sheet
Total assets	$382,202	$382,202	$—
Accounts payable	$358,001	$268,188	(89,813)
Accrued payables	247,020	302,020	55,000
Notes payable	325,000	286,220	(38,780)
Convertible notes payable	584,079	584,079	—
Total current liabilities	1,514,100	1,440,507	(73,593)
Notes payable- long term	75,000	35,140	(39,860)
Preferred stock	1,000	1,000	—
Common stock	1,544,696	1,544,696	—
Additional paid in capital	7,666,156	7,649,714	(16,442)
Common stock to be issued	3,200	3,200	—
Accumulated deficit	(10,421,950)	(10,292,055)	129,895
Total stockholders deficit	(1,206,898)	(1,093,445)	113,453
Total liabilities and stockholders deficit	$382,202	$382,202	$—

Statement of Operations
Operating expenses	$616,824	$527,010	$(89,814)
Interest expense	496,157	219,214	(276,943)
Amortization of debt issue costs	7,835	28,547	20,712
Loss on debt extinguishment	(73,833)	142,317	216,150
Net Loss	$(1,046,983)	$(917,088)	$129,895

Statement of Cash Flows
Net loss	$(1,046,983)	$(917,088)	$129,895
Amortization of note issue costs	7,835	28,547	20,712
Stock based compensation	3,200	3,200	—
Stock issued for consulting agreement	100,000	100,000	—
Stock issued for loan costs	266,063	279,539	13,476
Debt extinguishment	(73,833)	(203,103)	(129,270)
Default provisions on convertible debt	74,499	74,499	—
Accounts payable	193,285	103,472	(89,813)
Accrued payables	135,222	190,222	55,000
Operating activities	(340,712)	(340,712)	—
Investing activities	(40,001)	(40,001)	—
Financing activities	352,178	352,178	—
Decrease in cash	$(28,535)	$(28,535)	$—

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 13 – SUBSEQUENT EVENTS

On January 9, 2025, the Company entered into a financing agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”) to borrow $49,200. The note matures on October 30, 2025, bears interest at 12%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance, into common shares of the Company. The conversion price is to be calculated at 61% of the average of the lowest trading price of the Company’s common stock for the previous ten trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 114,000,000 shares of common stock for conversion. Net proceeds from the loan were $40,000, after legal fees and borrowing costs of $9,200.

On May 29, 2025, the Board of Directors authorized and approved the issuance of an aggregate 400,000,000 shares of the common stock to officers/directors/advisors/consultants to the Company for services rendered at a value of $0.0004 per share, based on the daily closing trading price of the Company’s common stock, including 200,000,000 shares to the Company’s Chief Executive Officer/Director and 25,000,000 to an independent Director.

In October 2025, the Company commenced a $1 million fractional unit offering, in increments of $5,000, consisting of Common and Preferred Securities under a term sheet to certain accredited investors, who had advanced monies to the Company over a period of 5 months in the 2025 fiscal year. The Company has received an aggregate $384,208 consideration from four lenders consisting of $236,562 cash and conversion of $125,000 in outstanding notes and related accrued interest of $22,646, all of which is converted by the documents into the fractional units set forth above. The Fractional Units were offered at $5,000 per one twentieth of one Unit consist of 7,500,000 shares of common stock and 5,000 shares of Series B Preferred Stock which participates in 1/20th of 1% of an assigned royalty of licensing fees for life of patents and licenses of BlackStar. (for each share of Series B Preferred Stock -0.0025%). The Company will issue 576,312,092 shares of common stock and 384,208 shares of Preferred Series B stock to the investors, none of which have been issued as of the date of these financial statements.

The Company has analyzed its operations subsequent to December 31, 2024 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 3, 2024, the Board of Directors of Blackstar Enterprise Group, Inc. approved the dismissal of BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm. On May 3, 2024, the Securities and Exchange Commission (the “SEC”) announced that it had settled charges against Borgers that it failed to conduct audits in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). As part of the settlement, Borgers agreed to a permanent ban on appearing or practicing before the SEC. As a result of Borgers’ settlement with the SEC, the Company dismissed Borgers as its independent accountant.

On June 3, 2024, the Board of Directors of Blackstar Enterprise Group, Inc. approved the appointment of Fruci & Associates II, PLLC (“Fruci”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent review and audit services for the fiscal years ending December 31, 2024, effective immediately, including a reaudit of the fiscal years ending December 31, 2022 and 2023, following the dismissal of BF Borgers CPA PC as the Company’s independent registered public accounting firm.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2024, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an effect on our Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

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

Due to insufficient funds during the year ended December 31, 2024, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the year ended December 31, 2024, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of December 31, 2024.

Name	Age	Position
Joseph E. Kurczodyna	71	Acting Chief Executive Officer, Chief Financial Officer and Director
Robert LaPointe, Jr.	75	Director

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

The following table sets forth the compensation paid to our officers from the years ended December 31, 2024, 2023, and 2022.

SUMMARY EXECUTIVES COMPENSATION TABLE

In Dollars

Name & Position	Year	Contract Payments ($) (See Footnotes)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Joseph E. Kurczodyna, CEO, CFO (3)	2024	0	0	0	0	0	0	$112,694	(5)	$112,694	(5)
	2023	0	0	0	0	0	0	$128,000	(4)	$128,000	(4)
	2022	0	0	0	0	0	0	$294,401	(2)	$294,401	(2)

John Noble Harris, CEO (1)	2022	0	0	0	0	0	0	$294,401	(2)	$294,401	(2)

All Current Executive Officers	2024	0	0	0	0	0	0	$112,694	(5)	$112,694	(5)

___________

(1)	Mr. Harris resigned as an officer and director effective November 22, 2022. Mr. Kurczodyna was appointed CEO on the same date, but was an existing officer for the entirety of 2022.

(2)	Management collectively, through IHG, was paid consulting fees of $294,401 for the year ended December 31, 2022.

(3)	Mr. Harris resigned as an officer and director effective November 22, 2022. Mr. Kurczodyna was appointed CEO on the same date, but was an existing officer for the entirety of 2022.

(4)	Management collectively, through IHG, was paid consulting fees of $128,000 for the year ended December 31, 2023.

(5)	Management collectively, through IHG, was paid consulting fees of $112,694 for the year ended December 31, 2024.

Management fees as of December 31, 2024

IHG, controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the year ended December 31, 2024, the Company recorded related party management fees of $112,694.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us,

with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control. Our Company entered into a Management Consulting Agreement with our parent company, IHG, on December 1, 2017. The agreement is attached as Exhibit 10.1 to the Amend. No. 1 to the Form 10-K for the year ended December 31, 2017. The term of the agreement is until terminated with 30 days prior notice. We agreed to pay IHG $25,000 for services occurring in 2017, payable as cash, stock, or both upon mutual agreement. We will limit expenses of IHG pursuant to the allocations made in the budget, and all reasonable pre-approved out-of-pocket expenses actually incurred by IHG on behalf of the Company will be reimbursed. IHG agreed to assist the Company in all filing necessary to be a fully reporting public company, assist the Company in public relations, evaluate candidates for the portfolio of companies in merchant banking, establish new contacts for the Company and develop proposals and deals to capture revenues, and assist the Company in their capital funding strategy. IHG have continued to consult for the Company and for their services, they have been paid $112,694 and $128,000 for the years ended December 31, 2024 and 2023, respectively.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for BlackStar Enterprise Group, Inc.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the “Summary Executives’ Compensation Table” during the years ended December 31, 2024, 2023, and 2022.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joseph E. Kurczodyna,	2024	0	0	0	0	0	0	$0
Director	2023	0	0	0	0	0	0	$0
	2022	0	0	0	0	0	0	$0

Robert LaPointe, Jr. Director (1)	2024	0	0	0	0	0	0	$0
	2023	0	0	0	0	0	0	$0
	2022	0	0	0	0	0	0	$0

John Noble Harris, Director (2)	2022	0	0	0	0	0	0	$0

All Current Directors	2024	0	0	0	0	0	0	$0

 _______

(1)	Mr. LaPointe was elected director effective November 22, 2022.
(2)	Mr. Harris resigned as an officer and director effective November 22, 2022.

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

During the year ended December 31, 2024, the Company issued 17,000,000 shares of its common stock to officers/directors/advisors of the Company for services, valued at $18,500; of which 8,000,000 shares, valued at $3,200, was charged to operations during the year ended December 31, 2023; and issued 4,500,000 shares of its common stock for consulting services, valued at $7,650 ($0.0017 per share), to individuals related to the Chief Executive Officer of the Company.

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

EQUITY COMPENSATION PLAN INFORMATION

Key Employees Stock Compensation Plan

Effective December 1, 2016, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of our common stock are subject to the Stock Incentive Plan and may be either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2024, we have granted no stock options to purchase any shares of our common stock under the Plan.

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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of December 31, 2024.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	Joseph E. Kurczodyna, Chief Executive Officer, Chief Financial Officer and Director (3)(4)(5)	9,119,369	0.49%	9,119,369	0.49%

Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Executive Officer, Chief Financial Officer and Director (3)(4)(5)	1,000,000	100%	N/A	N/A

Common Stock	Robert LaPointe, Jr., Director (6)	2,342,593	0.13%	2,342,593	0.13%

Common Shares	All Directors and Executive Officers as a Group (2 persons)	11,461,962	0.62%	11,461,962	0.62%

Preferred Shares	All Directors and Executive Officers as a Group (2 persons)	1,000,000	100%	N/A	N/A

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 1,854,894,873 common shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any shares reserved under convertible notes).

(3)	Mr. Kurczodyna owns shares of and controls International Hedge Group, Inc. and is deemed a beneficial owner.

(4)	International Hedge Group, Inc. (“IHG”) controls voting of the BlackStar Class A Super Majority Voting Preferred stock which votes 60% of the common at all times. Mr. Kurczodyna has control of IHG through his ownership of IHG Class A Super Majority Voting Preferred shares.

(5)	Including other affiliate companies of Mr. Kurczodyna. Mr. Kurczodyna owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (0.23%), not including ownership in IHG. Mr. Kurczodyna additionally has control of IHG through IHG Class A Super Majority Voting Preferred shares.
(6)	Mr. LaPointe was elected a director of the Company effective November 22, 2022.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)(4)(5)	Number of Shares & Warrants if fully exercised	Percent of Class including Warrants
Common Stock	International Hedge Group, Inc. (4)	4,792,702	0.26%	4,792,702	0.26%
Class A Preferred Convertible Stock	International Hedge Group, Inc. (4)	1,000,000	100%	N/A	N/A
Common Stock	Estate of John Noble Harris, Former Chief Executive Officer and Director (3)(4)(6)	9,119,369	0.49%	9,119,369	0.49%
Class A Preferred Convertible Stock	Estate of John Noble Harris, Former Chief Executive Officer and Director (3)(4)(6)	1,000,000	100%	N/A	N/A
Common Stock	Joseph E. Kurczodyna, Chief Executive Officer, Chief Financial Officer and Director (3)(4)	9,119,369	0.49%	9,119,369	0.49%
Class A Preferred Convertible Stock	Joseph E. Kurczodyna, Chief Executive Officer, Chief Financial Officer and Director (3)(4)	1,000,000	100%	N/A	N/A
Total Common		13,446,036	0.72%	13,446,036	0.72%
Total Class A Preferred Convertible Stock		1,000,000	100%	1,000,000	100%

 _________________

(1)	The address of each person listed above, unless otherwise indicated, is c/o BlackStar Enterprise Group, Inc., 4450 Arapahoe Ave., Suite 100, Boulder, CO 80303.

(2)	Based upon 1,854,894,873 shares issued and outstanding on a fully diluted basis. (Does not include conversion rights of Class A Preferred Super Majority Voting Convertible Stock held by International Hedge Group, Inc., or any shares reserved under convertible notes).

(3)	The estate of Mr. Harris and Mr. Kurczodyna are an entity and individual owning and controlling International Hedge Group, Inc. and deemed beneficial owners. Mr. Harris passed away on December 15, 2022.

(4)	International Hedge Group, Inc. (“IHG”), the estate of Mr. Harris, and Mr. Kurczodyna are shown collectively as they jointly own IHG. IHG also controls voting of the BlackStar Class A Super Majority Voting Preferred stock which votes 60% of the common at all times. Mr. Kurczodyna additionally has control of IHG through IHG Class A Super Majority Voting Preferred shares.

(5)	Including other affiliate companies of the estate of Mr. Harris and Mr. Kurczodyna. The estate of Mr. Harris owns 2,884,445 shares and 1,442,222 through an affiliated company, for a total of 4,326,667 (0.23%), not including ownership in IHG. Mr. Kurczodyna owns 2,884,445 shares personally and 1,442,222 through an affiliated company, for a total of 4,326,667 (0.23%), not including ownership in IHG. Mr. Kurczodyna additionally has control of IHG through IHG Class A Super Majority Voting Preferred shares.

(6)	Mr. Harris resigned as an officer and director of the Company as of November 22, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We were billed fees for professional services by our principal independent accountants of approximately $20,800 and $47,500 for the audit of our annual financial statements and for the review of our unaudited quarterly financial statements for the fiscal years ended December 31, 2024 and 2023, respectively.

During the fiscal years ended December 31, 2024 and 2023, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax-related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3(i).1	Certificate of Incorporation of NPI08, Inc. – filed December 17, 2007 [1]
3(i).2	Certificate of Amendment of BlackStar Energy Group, Inc. – name change to BlackStar Enterprise Group, Inc. filed July 14, 2016 [1]
3(i).3	Certificate of Amendment filed August 25, 2016 [1]
3(i).4	Certificate of Correction filed August 25, 2016 [1]
3(i).5	Articles of Incorporation for Crypto Equity Management Corp. [2]
3(i).6	Articles of Incorporation for Crypto Industry SRO Inc. [3]
3(i).7	Certificate of Amendment filed March 12, 2020 [6]
3(i).8	Articles of Amendment - Blockchain Equity Management Corp. [7]
3(i).9	Articles of Amendment – Blockchain Equity SRO Inc. [7]
3(i).10	Certificate of Amendment filed February 10, 2025
3(ii).1	Bylaws of BlackStar Enterprise Group, Inc. [1]
10.1	Management Consulting Agreement – BlackStar Enterprise Group, Inc. and International Hedge Group, Inc., December 1, 2017 [4]
10.2	Warrant to Purchase Digital Shares of Common Stock – BlackStar Enterprise Group, Inc. [4]
10.3	Warrant to Purchase Shares of Common Stock – Crypto Equity Management Corp. [4]
10.4	Agreement with Solidgreen Software, LLC [5]
10.5	SAFE for BlackStar Digital Equities [5]
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

____________________________

[1]	Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 000-55730 on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated December 28, 2016, as amended.
[2]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated October 10, 2017.
[3]	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated March 1, 2018.
[4]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (www.sec.gov), dated July 3, 2018.
[5]	Incorporated by reference from the exhibits included in the Company’s Form 10-K/A-2 filed with the Securities and Exchange Commission (www.sec.gov), dated September 5, 2018.
[6]	Incorporated by reference from the exhibits included in the Company’s Form 10-K filed with the Securities and Exchange Commission (www.sec.gov), dated May 12, 2020.

[7]	Incorporated by reference from the exhibits included in the Company’s Form S-1/A filed with the Securities and Exchange Commission (www.sec.gov), dated May February 13, 2023.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTAR ENTERPRISE GROUP, INC.

/s/ Joseph E. Kurczodyna	November 25, 2025
Joseph E. Kurczodyna
(Chief Executive Officer/ Principal Executive Officer)

/s/ Joseph E. Kurczodyna	November 25, 2025
Joseph E. Kurczodyna
(Chief Financial Officer/Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph E. Kurczodyna	November 25, 2025
Joseph E. Kurczodyna, Director

/s/ Robert LaPointe	November 25, 2025
Robert LaPointe, Jr., Director

.