Form 10-Q
period 2025-03-31
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2026-02-06
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes	[_]	No	[X]

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

As of February 4, 2026, there were 2,978,706,965 shares of the registrant’s common stock, $0.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2025 AND DECEMBER 31, 2024

	2025	2024
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$193	$3,642
Prepaid expenses	4,950	—

Total current assets	5,143	3,642

Intangibles, net of amortization of $9,598 (2025) and $6,990 (2024)	397,155	394,763

Total Assets	$402,298	$398,405

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$992,256	$1,031,072
Accrued payables	552,398	500,317
Notes payable, net of discount-$7,962 (2025) and $22,924 (2024)	602,038	587,076
Convertible notes payable, net of discount of $6,440 (2025) and $0 (2024)	626,839	584,079
Preferred stock subscribed	70,000	—

Total current liabilities	2,843,531	2,702,544

Notes payable, net of discount -$1,117 (2025) and $1,293 (2024)	23,883	23,707

Total Liabilities	2,867,414	2,726,251

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock- 6 billion shares authorized; $0.001 par value;
1,854,894,873 shares issued and outstanding	1,854,895	1,854,895
Additional paid in capital	7,576,378	7,576,378
Common stock to be issued	46,775	46,775
Accumulated deficit	(11,944,164)	(11,806,894)

Total stockholders' deficit	(2,465,116)	(2,327,846)

Total Liabilities and Stockholders' Deficit	$402,298	$398,405

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	2025	2024

Revenue	$—	$—

Operating expenses
Legal and professional	46,166	363,253
Management consulting - related party	—	47,000
General and administrative	21,125	23,285

Total operating expenses	67,291	433,538

Other expenses (income)
Interest expense	69,979	65,534

Total Other expenses (income)	69,979	65,534

Net (loss)	$(137,270)	$(499,072)

Net (loss) per share - basic and diluted	$(0.0001)	$(0.0003)

Weighted average number of common shares
outstanding - basic and diluted	1,854,894,873	1,639,548,083

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Three Months Ended March 31, 2025

Balances - December 31, 2024	1,854,894,873	$1,854,895	1,000,000	$1,000	$7,576,378	$46,775	$(11,806,894)	$(2,327,846)

Net loss	—	—	—	—	—	—	(137,270)	(137,270)

Balances - March 31, 2025	1,854,894,873	$1,854,895	1,000,000	$1,000	$7,576,378	$46,775	$(11,944,164)	$(2,465,116)

Three Months Ended March 31, 2024

Balances - December 31, 2023	1,544,696,448	$1,544,696	1,000,000	$1,000	$7,666,155	$3,200	$(10,421,950)	$(1,206,898)

Shares issued for debt extinguishment	195,620,499	195,621	—	—	(183,884)	—	—	11,737
Shares to be issued for loan extension	—	—	—	—	—	19,125	—	19,125
Shares to be issued for loan costs	—	—	—	—	—	24,000	—	24,000
Net loss	—	—	—	—	—	—	(499,072)	(499,072)

Balances - March 31, 2024	1,740,316,947	$1,740,317	1,000,000	$1,000	$7,482,271	$46,325	$(10,921,022)	$(1,651,109)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	2025	2024
Cash Flows From Operating Activities
Net (loss)	$(137,270)	$(499,072)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of intangibles	2,608	—
Amortization of convertible note issue costs	2,760	—
Amortization of note discount	15,138	7,325
Interest paid in stock	—	11,737
Changes in operating assets and liabilities
(Increase) in prepaids	(4,950)	—
(Decrease) increase in accounts payable	(43,816)	313,422
Increase in accrued interest payable	52,081	46,472

Cash used in operating activities	(113,449)	(120,116)

Cash Flows From Investing Activities
Software costs	—	(10,001)

Cash used in investing activities	—	(10,001)

Cash Flows From Financing Activities
Proceeds for convertible note	40,000	—
Preferred stock subscribed	70,000	—
Proceeds from notes payable	—	114,000

Net cash provided by financing activities	110,000	114,000

Net increase (decrease) in cash	(3,449)	(16,117)

Cash, beginning of period	3,642	33,550

Cash, end of period	$193	$17,433

Supplemental disclosure of non-cash investing and financing activities

Notes payable and interest converted to common stock	$—	$11,737

Common stock issuable for loan costs	$—	$43,125

Cash paid for interest on debt	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025

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

Basis of presentation

The accompanying unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Blockchain Equity Management Corp. and Blockchain Industry SRO Inc., both of which are non-operating with no material transactions, and have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These unaudited consolidated financial statements were prepared from the accounts of the Company in accordance with US GAAP. All transactions have been included in the Company’s books and records, and all significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2025 and the year ended December 31, 2024, the Company has generated no revenues and has incurred losses. As of March 31, 2025, the Company had cash of $193, working capital deficiency of $2,838,388 and an accumulated deficit of $11,944,164. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

NOTE 2 – GOING CONCERN (continued)

relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Capitalized Internal-Use Software Costs

Pursuant to ASC 350-40, Internal-Use Software, the Company capitalizes development costs for internal use software projects once the preliminary project stage is completed, management commits to funding the project, and it is probable that the project will be completed, and the software will be used to perform the function intended. The Company ceases capitalization at such time as the computer software project is substantially complete and ready for its intended use. The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, estimated economic life and changes in software and hardware technologies.

The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded for the current quarter and the year ended December 31, 2024.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost, or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the current quarter and during the year ended December 31, 2024.

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2025 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current period presentation.

NOTE 4 – INTANGIBLES

Intangibles at March 31, 2025 and December 31, 2024 consists of capitalized costs for the Company’s proprietary software and patents as follows:

	2025	2024
Software	$198,102	$193,102
Patents	208,651	208,651
Accumulated amortization	(9,598)	(6,990)

	$397,155	$394,763

Amortization expense for capitalized patent costs was $2,608 and $6,990 for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. Estimated amortization expense for capitalized patents cost is $10,400 for each of the years in the five-year period ended December 31, 2029, based on the estimated useful life of the patents of twenty (20) years.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025

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

During the three months ended March 31, 2024, the Company issued shares of its common stock as follows:

•	195,620,499 shares as consideration for extinguishment of principal and interest on convertible notes payable valued at $11,737.

At March 31, 2025, the Company has recorded common stock to be issued as follows:

  11,250,000 shares, valued at $4,500, as consideration for extension of loans previously made to the Company. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loan extensions, and is amortizing the discount to interest expense over the term of the extensions.
  42,275,000 shares valued at $42,275 as consideration for loan costs on new loans. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loans, and is amortizing the discount to interest expense over the term of the loans.

At March 31, 2024, the Company has recorded common stock to be issued as follows:

•	11,250,000 shares, valued at $19,125, as consideration for extension of loans previously made to the Company.
•	15,000,000 shares valued at $24,000 as consideration for loan costs on new loans.
•	8,000,000 shares, valued at $3,200, to officers/directors/advisors to the Company.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES

Convertible notes payable at March 31, 2025 and December 31, 2024 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	2025	2024

SE Holdings LLC	$220,000	Stated 10% Default 24%	Jan 26, 2022	$220,000	$220,000

Adar Alef LLC	$550,000	Stated 10% Default 24%	April 29, 2022	$364,079	$364,079
1800 Diagonal Lending	$49,200	Stated 12%	October 30, 2025	$49,200	$—
Discount on debt				$(6,440)
				$626,839	$584,079

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

The Company’s outstanding convertible notes due to SE Holding LLC and Adar Alef LLC which, as of March 31, 2025 and December 31, 2024, are in default. Accordingly, the Company has accrued default interest at the rate of 24% per annum on the outstanding debt. On January 23, 2024, the managing member of SE Holdings, LLC, individually, and Adar Alef, LLC, also managed by the same individual, as the entity, settled charges with the SEC ordering them, in part, to surrender for cancellation all remaining shares of the Company they obtained through conversion of notes, as well as conversion rights under any remaining convertible notes. The Company is evaluating what this means for the remaining outstanding conversion rights under the two convertible promissory notes held by SE Holdings, LLC ($220,000) and Adar Alef, LLC (original face amount of $550,000), and for the current holdings of Adar Alef, LLC (5,000,000 shares of common stock of BlackStar). The Company is of the opinion that the notes are no longer convertible, but continues to classify the notes as convertible until final determination and settlement amongst the parties is made.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

NOTE 7– NOTES PAYABLE

Notes payable at March 31, 2025 and December 31, 2024 consist of unsecured loans from unrelated individuals, as follows:

	Face Amount	Interest Rate	Due Date	2025	2024

Current notes payable	$25,000	11%	September 1, 2024	$25,000	$25,000
	$50,000	11%	May 1, 2024	50,000	50,000
	$50,000	11%	June 29, 2024	50,000	50,000
	$25,000	11%	September 1, 2024	25,000	25,000
	$100,000	11%	February 25, 2025	100,000	100,000
	$50,000	11%	December 9, 2024	50,000	50,000
	$25,000	11%	December 18, 2024	25,000	25,000
	$25,000	11%	August 17, 2024	25,000	25,000
	$50,000	11%	August 6, 2024	50,000	50,000
	$25,000	11%	August 8, 2024	25,000	25,000
	$50,000	5.5%	May 17, 2025	50,000	50,000
	$25,000	11%	April 2, 2025	25,000	25,000
	$50,000	11%	April 19, 2025	50,000	50,000
	$25,000	11%	April 15, 2025	25,000	25,000
	$10,000	11%	September 16, 2025	10,000	10,000
	$25,000	11%	August 19, 2025	25,000	25,000
Note discount				(7,962)	(22,924)
Current notes payable, net				$602,038	$587,076

Long-term notes payable	$25,000	5.5%	November 13, 2026	$25,000	$25,000
Note discount				(1,117)	(1,293)
Long-term notes payable, net				$23,883	$23,707

NOTE 8 – PREFERRED STOCK OFFERING

As of March 31, 2025, the Company received a $70,000 cash investment from one investor pursuant to a unit offering of Common and Preferred Securities (See Note 11-Subsequent Events).

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025

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

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the three months ended March 31, 2025 and 2024, the Company recorded related party management fees of $0 and $47,000, respectively.

During the three months ended March 31, 2025, the Company’s Chief Executive Officer advanced $12,630 to the Company for working capital purposes. The advances are included in accounts payable at March 31, 2025 and were repaid during the 2025 fiscal year.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On November 6, 2023, the Company was notified of a lawsuit filed in Clark County, NV against the Company by GS Capital regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. Shortly after the Plaintiff filed the lawsuit, BlackStar repaid the remaining principal balance. At the outset of the case, a temporary restraining order was entered and required the transfer of 257,000,000 shares of BlackStar’s stock to the Plaintiff to be sold on the open market, which occurred in Q1 and Q2 of 2024. BlackStar has appealed the temporary restraining order to the Nevada Supreme Court and seeks the return of the 257,000,000 shares, among other damages. While the appeal is pending, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff on February 27, 2024. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 dollars in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. The Company seeks a judgment in its favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees.. At an April 22, 2024 hearing, the Plaintiff’s motion to dismiss our counterclaims was denied, and again on July 18, 2024 the Court refused to dismiss BlackStar’s counterclaims against Plaintiff. BlackStar intends to pursue those counterclaims for securities violations. In November 2025, BlackStar and GS Capital entered into a Settlement Agreement and Release with both parties agreeing that the litigation shall be dismissed with prejudice and each party being responsible for its own legal and other costs and expenses related to the matter.

At March 31, 2025, there were no legal proceedings against the Company, other than the beforementioned.

NOTE 11 – SUBSEQUENT EVENTS

In July 2025, the Company issued pursuant to the Board of Directors authorization in May 2025, an aggregate 400,000,000 shares of common stock to officers/directors/advisors/consultants to the Company for services rendered at a value of $0.0004 per share, based on the daily closing trading price of the Company’s common stock, including 200,000,000 shares to the Company’s Chief Executive Officer/Director and 25,000,000 to an independent Director.

In October 2025, the Company commenced a $1 million fractional unit offering, in increments of $5,000, consisting of Common and Preferred Securities under a term sheet to certain accredited investors, who had advanced monies to the Company in the 2025 fiscal year. The Company has received an aggregate $459,208 consideration from six investors consisting of $278,979 cash and conversion of $150,000 in outstanding notes and related accrued interest of $30,229, all of which is converted by the documents into the fractional units set forth above. The Fractional Units were offered at $5,000 per one twentieth of one Unit consist of 7,500,000 shares of common stock and 5,000 shares of Series B Preferred Stock which participates in 1/20th of 1% of an assigned royalty of licensing fees for life of patents and licenses of BlackStar. (for each share of Series B Preferred Stock -0.0025%). The Company will issue an aggregate 688,812,092 shares of common stock and 459,208 shares of Preferred Series B stock to the investors. In December 2025, the Company issued 688,812,092 shares of its common stock pursuant to the unit offering.

 In December 2025, the Company issued pursuant to the Board of Directors authorization, an aggregate 35,000,000 shares of the common stock to three advisors/consultants to the Company for services rendered at a value of $0.0002 per share, based on the daily closing trading price of the Company’s common stock.

The Company has analyzed its operations subsequent to March 31, 2025 through the date that these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2025, we had an accumulated deficit of $11,944,164 and a working capital deficiency of $2,838,388. This raises substantial doubts about our ability to continue as a going concern.

Overview

BlackStar Enterprise Group, Inc. (the “Company” or “BlackStar”) intends to act as a merchant bank as of the date of these financial statements. Our common stock is currently quoted on the OTC Expert Market and was previously quoted on OTC Pink under the symbol “BEGI”. The Company is a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to blockchain and DLT companies and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in involvement in electronic fungible share-related ventures though our wholly owned subsidiary, Blockchain Equity Management Corp., (“BEMC”), mainly in the areas of blockchain and distributed ledger technologies (“DLT”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which we control the venture until divestiture or spin-off by developing the businesses with capital. We have only engaged in one transaction as a merchant bank form to date.

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

Based on our current cash reserves of approximately $193 as of March 31, 2025, our receipt in January 2025 of $40,000, net, in convertible debt, and the receipt in the remainder of 2025 of $279,979 in advances from accredited investors for subscription agreements pursuant to a term sheet in October 2025, we estimate that we will have cash for an operational budget through the end of 2025. We intend to continue to offer a private placement of preferred shares to select accredited investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We have estimated $50,000 for each of the second and third quarters of 2025 and $100,000 in the fourth quarter of 2025 for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2024, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended March 31, 2025 compared to same period in 2024

Net loss for the three months ended March 31, 2025 was $137,270 as compared to $499,072 for the three months ended March 31, 2024, a decrease of $361,802.

General and administrative expenses in 2025 were $21,125 a decrease of $2,160 from general and administrative expenses of $23,285 in 2024. General and administrative costs for the 2025 and 2024 quarters were for investor relations, website management, filing fees, transfer agent fees and overhead operational costs.

The Company paid management consulting fees to IHG of $0 for the three months ended March 31, 2025 as compared to $47,000 paid for the comparable 2024 period.

Legal and professional fees of $46,166 for the three months ended March 31, 2025 decreased by $317,087 from $363,253 for the comparable 2024 period. For both periods the Company’s legal and professional fees included SEC regulatory and statutory filings, registration statement filings and amendments thereto and auditor-related fees for the Company’s annual audit; legal fees for the 2024 period included significant fees for the litigation matters which were subsequently settled/dismissed.

Interest expense increased by $4,445 to $69,979 for the 2025 period as compared to $65,534 for the 2024 period. The increase is primarily attributable to non-convertible debt.

Liquidity and Capital Resources

At March 31, 2025, we had a working capital deficit of $2,838,388 and cash of $193 as compared to a working capital deficit of $2,698,902and cash of $3,642, at December 31, 2024. The decrease in cash and increase in working capital deficit was due primarily to the utilization of available cash for operations and an increase in debt funding from $40,000 of loans received in the three months ended March 31, 2025. The Company used new and existing fundings to maintain operating activities and for legal matters. During the three months ended March 31, 2025, operating activities utilized cash of $113,449 and investing activities for software development costs utilized cash of $0; in the comparable 2024 period, we used $120,116 of cash for operating activities and paid $10,001 in investing activities for software development costs.

Substantially all of our funding in the 2025 and 2024 periods has been from note financings from non-related entities/individuals. During the three months ended March 31, 2025, we borrowed $40,000 (net proceeds) from 1800 Diagonal Lending LLC through a convertible promissory note bearing interest at 12%, and reserved 114,000,000 shares of common stock for conversion of $49,200 face value of debt and related accrued interest and fees. The Company also received $70,000 cash investment from a subscription agreement for common and preferred stock through March 31, 2025 (see “Availability of Additional Capital” below). During the three months ended March 31, 2024, we borrowed $114,000 from two individuals, due with interest at 11%, and we issued 195,620,499 shares of common stock for debt extinguishment valued at $11,737.

While management of the Company believes that the Company will be successful in its current and planned activities, there can be no assurance that the Company will be successful in obtaining sufficient revenues from our planned operations and raise sufficient equity, debt capital or strategic relationships to sustain the operations and future business of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our raising additional equity or debt capital, and ultimately commencing generating revenues from our digital trading platform.

There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Availability of Additional Capital

Notwithstanding our previous success in fund raising from notes and convertible debt financings there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company received $40,000, net, in debt financing and $70,000 cash investment from a subscription agreement for common and preferred stock through March 31, 2025. In October 2025, the Company commenced a $1 million fractional unit offering, in increments of $5,000, consisting of Common and Preferred Securities under a term sheet to certain accredited investors, who had advanced monies to the Company in the 2025 fiscal year. The Company has received an aggregate $459,208 consideration from six investors consisting of $278,979 cash and conversion of $150,000 in outstanding notes and related accrued interest of $30,229, all of which is converted by the documents into the fractional units set forth above. The Fractional Units were offered at $5,000 per one twentieth of one Unit consist of 7,500,000 shares of common stock and 5,000 shares of Series B Preferred Stock which participates in 1/20th of 1% of an assigned royalty of licensing fees for life of patents and licenses of BlackStar (for each share of Series B Preferred Stock – 0.0025%). The Company will issue in the first quarter of 2026 an aggregate 688,812,092 shares of common stock and 459,208 shares of Preferred Series B stock to the investors. As of March 31, 2025, the Company had received a $70,000 cash investment from a subscription agreement from one investor.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2025 and December 31, 2024, we had accumulated deficit of $11,944,164 and $11,806,894, respectively, and we will require additional working capital to fund operations through 2025 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Our registered independent auditors have issued an opinion on our financial statements as of December 31, 2024 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we obtain final SEC approval for our digital trading platform. There is no assurance that any revenue will be realized in the future. Accordingly, we must raise capital from sources other than the actual revenue from issuance of memberships in our digital trading platform.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 6, 2023, the Company was notified of a lawsuit filed in Clark County, NV against the Company by GS Capital regarding the unavailability of conversion shares relating to the Promissory Note entered into on October 11, 2021 and the remaining principal balance of $33,682. Shortly after the Plaintiff filed the lawsuit, BlackStar repaid the remaining principal balance. At the outset of the case, a temporary restraining order was entered and required the transfer of 257,000,000 shares of BlackStar’s stock to the Plaintiff to be sold on the open market, which occurred in Q1 and Q2 of 2024. BlackStar has appealed the temporary restraining order to the Nevada Supreme Court and seeks the return of the 257,000,000, among other damages. While the appeal is pending, the Company, through its attorneys, filed an answer to Plaintiff’s complaint and counterclaims against Plaintiff on February 27, 2024. In addition to denying many of the allegations laid out in the lawsuit, the Company invokes several affirmative defenses that bar Plaintiff’s recovery in the action and alleges that Plaintiff breached the terms of the agreement, including, but not limited to, obtaining the conversion of BlackStar’s stock after the Promissory Note was fully paid off. Amongst other claims, the Company alleges that the Plaintiff acted in bad faith and in violation of usury laws by recovering an estimated $600,000 dollars in BlackStar stock off of a $60,000 promissory note, estimated at a roughly 170% interest rate. The Company seeks a judgment in its favor and against Plaintiff, compensatory damages in an amount to be proven at trial, declaratory relief voiding the agreement as illegal under Section 29(b) of the Securities Act, punitive damages in an amount to be proven at trial, interest on all damages, and attorneys’ fees. As a result of the counterclaims, there can be no reasonable estimate of any contingencies as of June 30, 2024. At an April 22, 2024 hearing, the Plaintiff’s motion to dismiss our counterclaims was denied, and again on July 18, 2024 the Court refused to dismiss BlackStar’s counterclaims against Plaintiff. BlackStar intended to pursue those counterclaims for securities violations. In November 2025, BlackStar and GS Capital entered into a Settlement Agreement and Release with both parties agreeing that the litigation shall be dismissed with prejudice and each party being responsible for its own legal and other costs and expenses related to the matter.

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

As of March 31, 2025, the Company received a $70,000 cash investment from one accredited investor for subscription agreements pursuant to a term sheet in October 2025. The Company and the investor executed the subscription agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: February 6, 2026	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Executive Officer,
Principal Executive Officer)

Dated: February 6, 2026	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer,
Principal Accounting Officer)

