Form 10-Q
period 2025-06-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2026-02-13
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of February 8, 2026, there were 2,978,706,965 shares of the registrant’s common stock, $0.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2025 AND DECEMBER 31, 2024

	2025	2024
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$14,251	$3,642
Prepaid expenses	3,465	—

Total current assets	17,716	3,642

Intangibles, net of amortization of $12,206 (2025) and $6,990 (2024)	394,547	394,763

Total Assets	$412,263	$398,405

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$971,590	$1,031,072
Accrued payables	605,205	500,317
Notes payable, net of discount - $2,131 (2025) and $22,924 (2024)	607,869	587,076
Convertible notes payable, net of discount of $3,680 (2025) and $0 (2024)	629,599	584,079
Preferred stock subscribed	236,563	—

Total current liabilities	3,050,826	2,702,544

Notes payable, net of discount - $940 (2025) and $1,293 (2024)	24,060	23,707

Total Liabilities	3,074,886	2,726,251

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock- 6 billion shares authorized; $0.001 par value;
1,854,894,873 shares issued and outstanding	1,854,895	1,854,895
Additional paid in capital	7,576,378	7,576,378
Common stock to be issued	206,775	46,775
Accumulated deficit	(12,301,671)	(11,806,894)

Total stockholders' deficit	(2,662,623)	(2,327,846)

Total Liabilities and Stockholders' Deficit	$412,263	$398,405

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating expenses
Legal and professional	116,744	232,942	162,910	596,195
Management consulting - related party	2,015	33,525	2,015	80,525
General and administrative	177,173	8,303	198,298	31,588

Total operating expenses	295,932	274,770	363,223	708,308

Other expense (income)
Interest expense	61,575	65,593	131,554	131,127

Total other expense	61,575	65,593	131,554	131,127

Net (loss)	$(357,507)	$(340,363)	$(494,777)	$(839,435)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	1,854,894,873	1,689,932,515	1,854,894,873	1,740,316,947

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Balances - December 31, 2024	1,854,894,873	$1,854,895	1,000,000	$1,000	$7,576,378	$46,775	$(11,806,894)	$(2,327,846)

Shares to be issued for compensation	—	—	—	—	—	160,000	—	160,000
Net loss	—	—	—	—	—	—	(494,777)	(494,777)

Balances - June 30, 2025	1,854,894,873	$1,854,895	1,000,000	$1,000	$7,576,378	$206,775	$(12,301,671)	$(2,662,623)

Balances - December 31, 2023	1,544,696,448	$1,544,696	1,000,000	$1,000	$7,666,155	$3,200	$(10,421,950)	$(1,206,898)

Shares issued for debt extinguishment	195,620,499	195,621	—	—	(183,884)	—	—	11,737
Shares to be issued for loan extension	—	—	—	—	—	19,125	—	19,125
Shares to be issued for loan costs	—	—	—	—	—	40,125	—	40,125
Net loss	—	—		—	—	—	(839,435)	(839,435)

Balances - June 30, 2024	1,740,316,947	$1,740,317	1,000,000	$1,000	$7,482,271	$62,450	$(11,261,385)	$(1,975,347)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Balances - March 31, 2025	1,854,894,873	$1,854,895	1,000,000	$1,000	$7,576,378	$46,775	$(11,944,164)	$(2,465,116)

Shares to be issued for compensation	—	—	—	—	—	160,000	—	160,000
Net loss	—	—		—	—	—	(357,507)	(357,507)

Balances -June 30, 2025	1,854,894,873	$1,854,895	1,000,000	$1,000	$7,576,378	$206,775	$(12,301,671)	$(2,662,623)

Balances - March 31, 2024	1,740,316,947	$1,740,317	1,000,000	$1,000	$7,482,271	$46,325	$(10,921,022)	$(1,651,109)

Shares to be issued for loan costs	—	—	—	—	—	16,125	—	16,125
Net loss	—	—		—	—	—	(340,363)	(340,363)

Balances - June 30, 2024	1,740,316,947	$1,740,317	1,000,000	$1,000	$7,482,271	$62,450	$(11,261,385)	$(1,975,347)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	2025	2024

Cash Flows From Operating Activities
Net (loss)	$(494,777)	$(839,435)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of intangibles	5,216	—
Amortization of convertible note issue costs	5,520	—
Amortization of note discount	21,146	22,460
Common stock to be issued for compensation	160,000	—
Interest paid in stock	—	11,737
Changes in operating assets and liabilities
(Increase) in prepaids	(3,465)	—
(Decrease) increase in accounts payable	(64,482)	516,099
Increase in accrued interest payable	104,888	96,929

Cash used in operating activities	(265,954)	(192,210)

Cash Flows From Investing Activities
Payments for intangibles	—	(20,001)

Cash used in investing activities	—	(20,001)

Cash Flows From Financing Activities
Preferred stock subscribed	236,563	—
Proceeds from convertible note	40,000	—
Proceeds from notes payable	—	189,000

Net cash provided by financing activities	276,563	189,000

Net increase (decrease) in cash	10,609	(23,211)

Cash, beginning of period	3,642	33,550

Cash, end of period	$14,251	$10,339

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$—	$11,737
Accounts payable for intangibles	$5,000	$—
Common stock issuable for loan costs	$—	$59,250

Cash paid for interest on debt	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025

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

The Company intends to act as a merchant banking firm seeking to facilitate venture capital to early-stage revenue companies. BlackStar intends to offer consulting and regulatory compliance services to companies desiring to issue digital shares and blockchain entrepreneurs for securities, tax, and commodity issues. BlackStar is conducting ongoing analysis for opportunities in digital share related ventures through a wholly owned subsidiary, Blockchain Equity Management Corp (“BEMC”). BlackStar intends to serve businesses in their early corporate lifecycles and may provide funding in the forms of ventures in which they control the venture until divestiture or spin-off by developing the businesses with capital. BlackStar formed a subsidiary nonprofit company, Blockchain Equity SRO Inc. (“BESRO”) in 2017. BESRO’s business plan is to act as a self-regulatory membership organization for the crypto-equity industry and set guidelines and best-practice rules by which industry members would abide. BlackStar will provide management of this entity under a services contract.

Basis of presentation

The accompanying unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Blockchain Equity Management Corp. and Blockchain Industry SRO Inc., both of which are non-operating with no material transactions, and have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in the Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These unaudited consolidated financial statements were prepared from the accounts of the Company in accordance with US GAAP. All transactions have been included in the Company’s books and records, and all significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the six months ended June 30, 2025 and the year ended December 31, 2024, the Company has generated no revenues and has incurred losses. As of June 30, 2025, the Company had cash of $14,251, working capital deficiency of $3,033,110 and an accumulated deficit of $12,301,671. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

NOTE 2 – GOING CONCERN (continued)

relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded for the six months ended June 30, 2025 and the year ended December 31, 2024.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost, or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the six months ended June 30, 2025 and during the year ended December 31, 2024.

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2025 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current period presentation.

NOTE 4 – INTANGIBLES

Intangibles at June 30, 2025 and December 31, 2024 consists of capitalized costs for the Company’s proprietary software and patents as follows:

	2025	2024

Software	$198,102	$193,102
Patents	208,651	208,651
Accumulated amortization	(12,206)	(6,990)

	$394,547	$394,763

Amortization expense for capitalized patent costs was $5,216 and $6,990 for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. Estimated amortization expense for capitalized patents cost is $10,400 for each of the years in the five-year period ended December 31, 2029, based on the estimated useful life of the patents of twenty (20) years.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025

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

During the six months ended June 30, 2024, the Company issued shares of its common stock as follows:

•	195,620,499 shares as consideration for extinguishment of principal and interest on convertible notes payable valued at $11,737.

At June 30, 2025, the Company recorded common stock to be issued as follows:

•	11,250,000 shares, valued at $4,500, as consideration for extension of loans previously made to the Company. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loan extensions, and is amortizing the discount to interest expense over the term of the extensions.
•	42,275,000 shares valued at $42,275 as consideration for loan costs on new loans. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loans, and is amortizing the discount to interest expense over the term of the loans.
•	400,000,000 shares, valued at $160,000, to officers/directors/advisors/consultants to the Company for services rendered at a value of $0.0004 per share, based on the daily closing trading price of the Company’s common stock, including 200,000,000 shares to the Company’s Chief Executive Officer/Director and 25,000,000 to an independent Director.

At June 30, 2024, the Company recorded common stock to be issued as follows:

•	11,250,000 shares, valued at $19,125, as consideration for extension of loans previously made to the Company. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loan extensions, and is amortizing the discount to interest expense over the term of the extensions.
•	26,250,00,000 shares valued at $40,125 as consideration for loan costs on new loans.

•	8,000,000 shares, valued at $3,200, to officers/directors/advisors to the Company.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES

Convertible notes payable at June 30, 2025 and December 31, 2024 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	2025	2024

SE Holdings LLC	$220,000	Stated 10% Default 24%	Jan 26, 2022	$220,000	$220,000

Adar Alef LLC	$550,000	Stated 10% Default 24%	April 29, 2022	$364,079	$364,079
1800 Diagonal Lending	$49,200	Stated 12%	October 30, 2025	$49,200	$—
Discount on debt				$(3,680)
				$629,599	$584,079

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

The Company’s outstanding convertible notes due to SE Holding LLC and Adar Alef LLC which, as of June 30, 2025 and December 31, 2024, are in default. Accordingly, the Company has accrued default interest at the rate of 24% per annum on the outstanding debt. On January 23, 2024, the managing member of SE Holdings, LLC, individually, and Adar Alef, LLC, also managed by the same individual, as the entity, settled charges with the SEC ordering them, in part, to surrender for cancellation all remaining shares of the Company they obtained through conversion of notes, as well as conversion rights under any remaining convertible notes. The Company is evaluating what this means for the remaining outstanding conversion rights under the two convertible promissory notes held by SE Holdings, LLC ($220,000) and Adar Alef, LLC (original face amount of $550,000), and for the current holdings of Adar Alef, LLC (5,000,000 shares of common stock of BlackStar). The Company is of the opinion that the notes are no longer convertible, but continues to classify the notes as convertible until final determination and settlement amongst the parties is made.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

NOTE 7– NOTES PAYABLE

Notes payable at June 30, 2025 and December 31, 2024 consist of unsecured loans from unrelated individuals, as follows:

Note Holder	Face Amount	Interest Rate	Due Date	2025	2024

Current notes payable	$25,000	11%	September 1, 2024	$25,000	$25,000
	$50,000	11%	May 1, 2024	50,000	50,000
	$50,000	11%	June 29, 2024	50,000	50,000
	$25,000	11%	September 1, 2024	25,000	25,000
	$100,000	11%	February 25, 2025	100,000	100,000
	$50,000	11%	December 9, 2024	50,000	50,000
	$25,000	11%	December 18, 2024	25,000	25,000
	$25,000	11%	August 17, 2024	25,000	25,000
	$50,000	11%	August 6, 2024	50,000	50,000
	$25,000	11%	August 8, 2024	25,000	25,000
	$50,000	5.5%	May 17, 2025	50,000	50,000
	$25,000	11%	April 2, 2025	25,000	25,000
	$50,000	11%	April 19, 2025	50,000	50,000
	$25,000	11%	April 15, 2025	25,000	25,000
	$10,000	11%	September 16, 2025	10,000	10,000
	$25,000	11%	August 19, 2025	25,000	25,000
Note discount				(2,131)	(22,924)
Current notes payable, net				$607,869	$587,076

Long-term notes payable	$25,000	5.5%	November 13, 2026	$25,000	$25,000
Note discount				(940)	(1,293)
Long-term notes payable, net				$24,060	$23,707

NOTE 8 – PREFERRED STOCK OFFERING

As of June 30, 2025, the Company received $236,563 cash investment pursuant to a unit offering of Common and Preferred Securities (See Note 11 - Subsequent Events).

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025

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

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the six months ended June 30, 2025 and 2024, the Company recorded related party management fees of $2,015 and $80,525, respectively.

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

At June 30, 2025, there were no legal proceedings against the Company, other than the beforementioned.

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

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (continued)

In October 2025, the Company commenced a $1 million fractional unit offering, in increments of $5,000, consisting of Common and Preferred Securities under a term sheet to certain accredited investors, who had advanced monies to the Company in the 2025 fiscal year. The Company has received an aggregate $459,208 consideration from six investors consisting of $278,979 cash and conversion of $150,000 in outstanding notes and related accrued interest of $30,229, all of which is converted by the documents into the fractional units set forth above. The Fractional Units were offered at $5,000 per one twentieth of one Unit consist of 7,500,000 shares of common stock and 5,000 shares of Series B Preferred Stock which participates in 1/20th of 1% of an assigned royalty of licensing fees for life of patents and licenses of BlackStar. (for each share of Series B Preferred Stock -0.0025%). Pursuant to the unit offering, in December 2025, the Company issued an aggregate 688,812,092 shares of common stock to the investors; and will issue an aggregate 459,208 shares of Preferred Series B stock to the investors.

In December 2025, the Company issued pursuant to the Board of Directors authorization, an aggregate 35,000,000 shares of the common stock to three advisors/consultants to the Company for services rendered at a value of $0.0002 per share, based on the daily closing trading price of the Company’s common stock.

The Company has analyzed its operations subsequent to June 30, 2025 through the date that these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2025, we had an accumulated deficit of $12,301,671 and a working capital deficiency of $3,033,110. This raises substantial doubts about our ability to continue as a going concern.

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

Recent Updates – BlackStar’s progress in 2024 and 2025 was focused on strengthening our intellectual property portfolio for our new proposed line of business of trading common shares on a blockchain through the broker-dealer ecosystem. The Company is continuing to strategize on how to secure a host ATS or Broker Dealer to enable live trading on the Company’s blockchain platform. The Company plans to offer its Private Funding and Corporate Governance Blockchain to individual private companies in 2026. The Company’s next major step in its main feature, BlackStar’s Digital Trading Platform (“BDTPTM”), will be to engage an operating partner (a broker-dealer, clearing firm, and/or registered Alternative Trading System (“ATS”))

to host the platform prior to implementation. To that end, the Company is exploring partnerships with broker-dealers and existing ATS’s and other strategies to go live with BDTPTM in accordance with existing laws and regulations. As of the date of this filing, the core platform of BDTPTM is complete and will remain in the testing phase until we obtain an operating partner. BlackStar intends to continue to seek further input from various regulatory agencies and others on the functionality of the BDTP TM. The BDTP TM has been completely designed in terms of the following components: data model, reports, web-based user interface, blockchain interface, transaction logic, cloud interface, and functional demonstration app. The software is complete in demonstrating a proof-of-concept trading ability, while recording activity using an immutable blockchain ledger. Currently, the working model platform is hosted on Amazon’s Quantum Ledger Database. During 2021, BlackStar and Artuova successfully completed a production ready and feature-complete user interface for the digital platform which is now in the final stages of quality assurance. In 2023, BlackStar and Artuova completed a production ready and feature-complete user interface for our Corporate Governance feature on a blockchain. BlackStar is actively pursuing relationships with various broker-dealers, clearing firms, and ATS’s to complete the final stages, while considering applying for a Broker Dealer or ATS license. During 2021-2022, BlackStar filed with the U.S. Patent and Trademark Office (“USPTO”) for patent protection of its proprietary software. During 2022, BlackStar also filed with U.S. and foreign trademark offices for protection. On December 26, 2023, the USPTO issued Patent No. US 11,854,080 B2, “System And Method For Matching Orders And Immutable Blockchain Ledger For All Customer Trading Activity With Settlement Into The Broker Dealer Ecosystem”. In February 2024, BlackStar was allowed its Corporate Governance patent “System and Method for Preparing for a SEC Financial Statement Audit by Recording Corporate Governance Information on an Immutable Blockchain,” which was subsequently issued on April 23, 2024. On May 6, 2024, the USPTO allowed BlackStar’s patent “Systems And Methods For Using A Digital Trading Platform To Trade Securities On A Blockchain.”

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

Based on our current cash reserves of approximately $14,251 as of June 30, 2025, and the receipt in the remainder of 2025 of $278,979 in advances from accredited investors for subscription agreements pursuant to a term sheet in October 2025, we estimate that we will have cash for an operational budget through the end of 2025. We intend to continue to offer a private placement of preferred shares to select accredited investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We have estimated $50,000 for the third quarter of 2025 and $100,000 in the fourth quarter of 2025 for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2024, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended June 30, 2025 compared to same period in 2024

Net loss for the three months ended June 30, 2025 was $357,507 as compared to $340,363 for the three months ended June 30, 2024, an increase of $17,144.

General and administrative expenses in 2025 were $177,173, an increase of $168,870 from general and administrative expenses of $8,303 in 2024. General and administrative costs for the 2025 quarter includes 400,000,000 shares of common stock, valued at $160,000, to be issued to officers/directors/advisors/consultants to the Company for services rendered; additional general and administrative costs for the 2025 and 2024 quarters were for investor relations, website management, filing fees, transfer agent fees and overhead operational costs, which were consistent between the periods.

The Company paid management consulting fees to IHG of $2,015 for the three months ended June 30, 2025 as compared to $33,525 paid for the comparable 2024 period.

Legal and professional fees of $116,744 for the three months ended June 30, 2025 decreased by $116,198 from $232,942 for the comparable 2024 period. For both periods the Company’s legal and professional fees included SEC regulatory and statutory filings, and auditor-related fees for the Company’s annual audit; legal fees for the 2024 period included significant fees for the litigation matters which were subsequently settled/dismissed.

Interest expense decreased by $4,018 to $61,575 for the 2025 period as compared to $65,593 for the 2024 period. The decrease is primarily attributable to the amortization of discount on non-convertible debt being completed.

For the Six Months Ended June 30, 2025 compared to same period in 2024

Net loss for the six months ended June 30, 2025 was $494,777 as compared to $839,435 for the six months ended June 30, 2024, a decrease of $344,658.

General and administrative expenses in 2025 were $198,298, an increase of $166,710 from general and administrative expenses of $31,588 in 2024. General and administrative costs for the 2025 period includes 400,000,000 shares of common stock, valued at $160,000, to be issued to officers/directors/advisors/consultants to the Company for services rendered; additional general and administrative costs for the 2025 and 2024 quarters were for investor relations, website management, filing fees, transfer agent fees and overhead operational costs which were consistent between the periods.

The Company paid management consulting fees to IHG of $2,015 for the six months ended June 30, 2025 as compared to $80,525 paid for the comparable 2024 period.

Legal and professional fees of $162,910 for the six months ended June 30, 2025 decreased by $433,285 from $596,195 for the comparable 2024 period. For both periods the Company’s legal and professional fees included SEC regulatory and statutory filings, and auditor-related fees for the Company’s annual audit; legal fees for the 2024 period included significant fees for the litigation matters which were subsequently settled/dismissed.

Interest expense increased by $427 to $131,554 for the 2025 period as compared to $131,127 for the 2024 period. The increase is primarily attributable to non-convertible debt.

Liquidity and Capital Resources

At June 30, 2025, we had a working capital deficit of $3,033,110 and cash of $14,251 as compared to a working capital deficit of $2,698,902 and cash of $3,642, at December 31, 2024. The increase in cash and increase in working capital deficit was due primarily to the increase in financing activities from subscription agreements for preferred and common stock and debt funding classified as a current liability at June 30, 2025. The Company used new and existing fundings to maintain operating activities and for legal matters. During the six months ended June 30, 2025, operating activities utilized cash of $265,954 and investing activities for software development costs utilized cash of $0; in the comparable 2024 period, we used $192,210 of cash for operating activities and paid $20,001 in investing activities for software development costs.

Substantially all of our funding in the 2025 and 2024 periods has been from note financings from non-related entities/individuals and subscription agreements pursuant to a term sheet in October 2025. During the six months ended June 30, 2025, we borrowed $40,000 (net proceeds) from 1800 Diagonal Lending LLC through a convertible promissory note bearing interest at 12%, and reserved 114,000,000 shares of common stock for conversion of $49,200 face value of debt and related accrued interest and fees. The Company also received $236,563 cash investment from a subscription agreement for common and preferred stock through June 30, 2025 (see “Availability of Additional Capital” below). During the six months ended June 30, 2024, we borrowed $189,000, due with interest at 11%, and we issued 195,620,499 shares of common stock for debt extinguishment valued at $11,737.

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

Availability of Additional Capital

Notwithstanding our previous success in fund raising from notes and convertible debt financings there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company received $40,000, net, in debt financing and $236,563 cash investment from a subscription agreement for common and preferred stock through June 30, 2025. In October 2025, the Company commenced a $1,000,000 fractional unit offering, in increments of $5,000, consisting of Common and Preferred Securities under a term sheet to certain accredited investors, who had advanced monies to the Company in the 2025 fiscal year. The Company has received, through December 2025, an aggregate $459,208 consideration from six investors consisting of $278,979 cash and conversion of $150,000 in outstanding notes and related accrued interest of $30,229, all of which is converted by the documents into the fractional units set forth above. The Fractional Units were offered at $5,000 per one twentieth of one Unit consist of 7,500,000 shares of common stock and 5,000 shares of Series B Preferred Stock which participates in 1/20th of 1% of an assigned royalty of licensing fees for life of patents and licenses of BlackStar (for each share of Series B Preferred Stock – 0.0025%). Pursuant to the unit offering, in December 2025, the Company issued an aggregate 688,812,092 shares of common stock to the investors; and will issue an aggregate 459,208 shares of Preferred Series B stock to the investors in the first quarter of 2026. As of June 30 2025, the Company had received $236,563 in cash investment from a subscription agreement from accredited investors.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2025 and December 31, 2024, we had accumulated deficit of $12,301,671 and $11,806,894, respectively, and we will require additional working capital to fund operations through 2025 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2025, BlackStar and GS Capital entered into a Settlement Agreement and Release with both parties agreeing that the litigation commenced on November 6, 2023 shall be dismissed with prejudice and each party being responsible for its own legal and other costs and expenses related to the matter.

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

As of June 30, 2025, the Company received $236,563 in cash investment from subscriptions agreement from accredited investors pursuant to a term sheet in October 2025. The Company and the investor executed the subscription agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

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

BLACKSTAR ENTERPRISE GROUP, INC.
(Registrant)

Dated: February 13, 2026	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Executive Officer,
Principal Executive Officer)

Dated: February 13, 2026	By:	/s/ Joseph E. Kurczodyna
Joseph E. Kurczodyna
(Chief Financial Officer,
Principal Accounting Officer)

