Form 10-Q
period 2025-09-30
BLACKSTAR ENTERPRISE GROUP, INC.
filed 2026-02-13
CIK 1483646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of February 9, 2026, there were 2,978,706,965 shares of the registrant’s common stock, $0.001 par value, issued and outstanding, not including shares reserved for conversion of notes.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	2025	2024
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$125	$3,642
Prepaid expenses	1,980	—

Total current assets	2,105	3,642

Intangibles, net of amortization of $14,814 (2025) and $6,990 (2024)	391,939	394,763

Total Assets	$394,044	$398,405

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,012,405	$1,031,072
Accrued payables	658,522	500,317
Notes payable, net of discount - $0 (2025) and $22,924 (2024)	610,000	587,076
Convertible notes payable, net of discount of $920 (2025) and $0 (2024)	629,359	584,079
Preferred stock subscribed	236,563	—

Total current liabilities	3,146,849	2,702,544

Notes payable, net of discount - $763 (2025) and $1,293 (2024)	24,237	23,707

Total Liabilities	3,171,086	2,726,251

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized;
$0.001 par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock- 6 billion shares authorized; $0.001 par value;
Issued and outstanding- 2,254,894,873 (2025) and 1,854,894,873 (2024)	2,254,895	1,854,895
Additional paid in capital	7,336,378	7,576,378
Common stock to be issued	46,775	46,775
Accumulated deficit	(12,416,090)	(11,806,894)

Total stockholders' deficit	(2,777,042)	(2,327,846)

Total Liabilities and Stockholders' Deficit	$394,044	$398,405

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating expenses
Legal and professional	37,363	142,451	200,273	738,646
Management consulting - related party	1,927	25,500	3,941	106,025
General and administrative	16,744	27,700	215,043	59,288

Total operating expenses	56,034	195,651	419,257	903,959

Other expense (income)
Interest expense	58,385	72,308	189,939	203,435

Total other expense	58,385	72,308	189,939	203,435

Net (loss)	$(114,419)	$(267,959)	$(609,196)	$(1,107,394)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	2,184,565,203	1,750,218,046	1,964,784,983	1,710,138,237

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Balances - December 31, 2024	1,854,894,873	$1,854,895	1,000,000	$1,000	$7,576,378	$46,775	$(11,806,894)	$(2,327,846)

Shares issued for compensation	400,000,000	400,000	—	—	(240,000)	—	—	160,000
Net loss	—	—	—	—	—	—	(609,196)	(609,196)

Balances -September 30, 2025	2,254,894,873	$2,254,895	1,000,000	$1,000	$7,336,378	$46,775	$(12,416,090)	$(2,777,042)

Balances - December 31, 2023	1,544,696,448	$1,544,696	1,000,000	$1,000	$7,666,155	$3,200	$(10,421,950)	$(1,206,898)

Shares issued to officers, advisors & directors	17,000,000	17,000	—	—	1,500	(3,200)	—	15,300
Shares issued for debt extinguishment	195,620,499	195,621	—	—	(183,884)	—	—	11,737
Shares to be issued for loan extension	—	—	—	—	—	19,125	—	19,125
Shares to be issued for loan costs	—	—	—	—	—	56,474	—	56,474
Net loss	—	—		—	—	—	(1,107,394)	(1,107,394)

Balances - September 30, 2024	1,757,316,947	$1,757,317	1,000,000	$1,000	$7,483,771	$75,599	$(11,529,344)	$(2,211,657)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common Stock to be Issued	Accumulated Deficit	Stockholders' Deficit

Balances - June 30, 2025	1,854,894,873	$1,854,895	1,000,000	$1,000	$7,576,378	$206,775	$(12,301,671)	$(2,662,623)

Shares issued for compensation	400,000,000	400,000	—	—	(240,000)	(160,000)	—	—
Net loss	—	—		—	—	—	(114,419)	(114,419)

Balances -September 30, 2025	2,254,894,873	$2,254,895	1,000,000	$1,000	$7,336,378	$46,775	$(12,416,090)	$(2,777,042)

Balances - June 30, 2024	1,740,316,947	$1,740,317	1,000,000	$1,000	$7,482,271	$62,450	$(11,261,385)	$(1,975,347)

Shares issued to officers, advisors & directors	17,000,000	17,000	—	—	1,500	(3,200)	—	15,300
Shares to be issued for loan costs	—	—	—	—	—	16,349	—	16,349
Net loss	—	—	—	—	—	—	(267,959)	(267,959)

Balances -September 30, 2024	1,757,316,947	$1,757,317	1,000,000	$1,000	$7,483,771	$75,599	$(11,529,344)	$(2,211,657)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	2025	2024

Cash Flows From Operating Activities
Net (loss)	$(609,196)	$(1,107,394)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of intangibles	7,824	—
Amortization of convertible note issue costs	8,280	—
Amortization of note discount	23,454	42,939
Interest paid in stock	—	11,736
Stock based compensation to officers/directors/advisors	160,000	15,300
Changes in operating assets and liabilities
(Increase) in prepaids	(1,980)	—
(Decrease) increase in accounts payable	(23,667)	646,391
Increase in accrued interest payable	158,205	148,758

Cash used in operating activities	(277,080)	(242,270)

Cash Flows From Investing Activities
Payments for intangibles	—	(28,101)

Cash used in investing activities	—	(28,101)

Cash Flows From Financing Activities
Preferred stock subscribed	236,563	—
Proceeds from convertible note	40,000	239,000
Repayment of convertible note	(3,000)	—

Net cash provided by financing activities	273,563	239,000

Net increase (decrease) in cash	(3,517)	(31,371)

Cash, beginning of period	3,642	33,550

Cash, end of period	$125	$2,179

Supplemental disclosure of non-cash investing
and financing activities

Notes payable and interest converted to common stock	$—	$11,737
Accounts payable for intangibles	$5,000	$5,000
Common stock to be issued for loan costs	$—	$75,599

Cash paid for interest on debt	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025

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

Basis of presentation

The accompanying unaudited consolidated financial statements include BlackStar and its wholly owned subsidiaries: Blockchain Equity Management Corp. and Blockchain Industry SRO Inc., both of which are non-operating with no material transactions, and have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements are condensed and should be read in conjunction with those financial statements included in Form 10-K and interim disclosures generally do not repeat those in the annual statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ending September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These unaudited consolidated financial statements were prepared from the accounts of the Company in accordance with US GAAP. All transactions have been included in the Company’s books and records, and all significant intercompany transactions and balances have been eliminated on consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company has generated no revenues and has incurred losses. As of September 30, 2025, the Company had cash of $125, working capital deficiency of $3,144,744 and an accumulated deficit of $12,416,090. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

NOTE 2 – GOING CONCERN (continued)

relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change since there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded for the nine months ended September 30, 2025 and the year ended December 31, 2024.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost, or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the nine months ended September 30, 2025 and during the year ended December 31, 2024.

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2025, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current period presentation.

NOTE 4 – INTANGIBLES

Intangibles at September 30, 2025 and December 31, 2024 consists of capitalized costs for the Company’s proprietary software and patents as follows:

	2025	2024

Software	$198,102	$193,102
Patents	208,651	208,651
Accumulated amortization	(14,814)	(6,990)

	$391,939	$394,763

Amortization expense for capitalized patent costs was $7,824 and $6,990 for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. Estimated amortization expense for capitalized patents cost is $10,400 for each of the years in the five-year period ended December 31, 2029, based on the estimated useful life of the patents of twenty (20) years.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025

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

During the nine months ended September 30, 2025, the Company issued shares of its common stock as follows:

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
  9,000,000 shares to officers/directors/advisors of the Company for services, valued at $15,300.
  8,000,000 shares, valued at $3,200, which was charged to operations during the year ended December 31, 2023.

.

At September 30, 2025, the Company recorded common stock to be issued as follows:

  11,250,000 shares, valued at $4,500, as consideration for extension of loans previously made to the Company. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loan extensions, and is amortizing the discount to interest expense over the term of the extensions.
  42,275,00,000 shares valued at $42,275 as consideration for loan costs on new loans. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loans, and is amortizing the discount to interest expense over the term of the loans.

At September 30, 2024, the Company recorded common stock to be issued as follows:

  11,250,000 shares, valued at $19,125, as consideration for extension of loans previously made to the Company. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loan extensions, and is amortizing the discount to interest expense over the term of the extensions.
11

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

  37,525,00,000 shares valued at $56,474 as consideration for loan costs on new loans. The Company has recorded the shares to be issued to the lenders at a discount to debt, based on the closing trading price of the Company’s common stock as of the date of the loans, and is amortizing the discount to interest expense over the term of the loans.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes payable at September 30, 2025 and December 31, 2024 are summarized as follows:

Note Holder	Face Amount	Interest Rate	Due Date	2025	2024

SE Holdings LLC	$220,000	Stated 10% Default 24%	Jan 26, 2022	$220,000	$220,000

Adar Alef LLC	$550,000	Stated 10% Default 24%	April 29, 2022	$364,079	$364,079
1800 Diagonal Lending	$49,200	Stated 12%	October 30, 2025	$46,200	$—
Discount on debt				$(920)
				$629,359	$584,079

On January 9, 2025, the Company entered into a financing agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”) to borrow $49,200. The note matures on October 30, 2025, bears interest at 12%, with a default rate of 22%, and is convertible, commencing 180 days after the date of issuance, into common shares of the Company. The conversion price is to be calculated at 61% of the average of the lowest trading price of the Company’s common stock for the previous ten trading days prior to the date of conversion. The lender agrees to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or options attached to this note, and the Company has reserved 114,000,000 shares of common stock for conversion. Net proceeds from the loan were $40,000, after legal fees and borrowing costs of $9,200. During the period ended September 30, 2025, the Company repaid $3,000 principal on the note to the lender.

The Company’s outstanding convertible notes due to SE Holding LLC and Adar Alef LLC which, as of September 30, 2025 and December 31, 2024, are in default. Accordingly, the Company has accrued default interest at the rate of 24% per annum on the outstanding debt. On January 23, 2024, the managing member of SE Holdings, LLC, individually, and Adar Alef, LLC, also managed by the same individual, as the entity, settled charges with the SEC ordering them, in part, to surrender for cancellation all remaining shares of the Company they obtained through conversion of notes, as well as conversion rights under any remaining convertible notes. The Company is evaluating what this means for the remaining outstanding conversion rights under the two convertible promissory notes held by SE Holdings, LLC ($220,000) and Adar Alef, LLC (original face amount of $550,000), and for the current holdings of Adar Alef, LLC (5,000,000 shares of common stock of BlackStar). The Company is of the opinion that the notes are no longer convertible but continues to classify the notes as convertible until final determination and settlement amongst the parties is made.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

NOTE 7– NOTES PAYABLE

Notes payable at September 30, 2025 and December 31, 2024 consist of unsecured loans from unrelated individuals, as follows:

Note Holder	Face Amount	Interest Rate	Due Date	2025	2024

Current notes payable	$25,000	11%	September 1, 2024	$25,000	$25,000
	$50,000	11%	May 1, 2024	50,000	50,000
	$50,000	11%	June 29, 2024	50,000	50,000
	$25,000	11%	September 1, 2024	25,000	25,000
	$100,000	11%	February 25, 2025	100,000	100,000
	$50,000	11%	December 9, 2024	50,000	50,000
	$25,000	11%	December 18, 2024	25,000	25,000
	$25,000	11%	August 17, 2024	25,000	25,000
	$50,000	11%	August 6, 2024	50,000	50,000
	$25,000	11%	August 8, 2024	25,000	25,000
	$50,000	5.5%	May 17, 2025	50,000	50,000
	$25,000	11%	April 2, 2025	25,000	25,000
	$50,000	11%	April 19, 2025	50,000	50,000
	$25,000	11%	April 15, 2025	25,000	25,000
	$10,000	11%	September 16, 2025	10,000	10,000
	$25,000	11%	August 19, 2025	25,000	25,000
Note discount				—	(22,924)
Current notes payable, net				$610,000	$587,076

Long-term notes payable	$25,000	5.5%	November 13, 2026	$25,000	$25,000
Note discount				(763)	(1,293)
Long-term notes payable, net				$24,237	$23,707

NOTE 8 – PREFERRED STOCK OFFERING

As of September 30, 2025, the Company received $236,563 cash investment pursuant to a unit offering of Common and Preferred Securities (See Note 11 - Subsequent Events).

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company has relied on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. The advances are considered temporary in nature and have not been formalized by a promissory note.

IHG, the controlling shareholder of the Company, provides management consulting services to the Company. There is no formal written agreement that defines the compensation to be paid. For the nine months ended September 30, 2025 and 2024, the Company recorded related party management fees of $3,941 and $106,025, respectively.

During the nine months ending September 30, 2025, the Company’s Chief Executive Officer advanced $16,697 to the Company for working capital purposes. The advances were repaid as of September 30, 2025.

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

At September 30, 2025, there were no legal proceedings against the Company, other than the beforementioned.

BLACKSTAR ENTERPRISE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

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

The Company has analyzed its operations subsequent to September 30, 2025 through the date that these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2025, we had an accumulated deficit of $12,416,090 and a working capital deficiency of $3,144,744. This raises substantial doubts about our ability to continue as a going concern.

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

Based on our current cash reserves of approximately $125 as of September 30, 2025, and the receipt in 2025 of $278,979 in advances from accredited investors for subscription agreements pursuant to a term sheet in October 2025, we estimate that we will have cash for an operational budget through the end of 2025. We intend to continue to offer a private placement of preferred shares to select accredited investors in order to achieve at least $5,000,000 in funding in the next year to scale our business plan. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We have estimated $100,000 in the fourth quarter of 2025 and $50,000 for each of the first and second quarters of 2026 and for operational costs which includes legal, accounting, travel, general and administrative, audit, rent, telephones and miscellaneous.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2024, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Results of Operations

For the Three Months Ended September 30, 2025 compared to same period in 2024

Net loss for the three months ended September 30, 2025 was $114,419 as compared to $267,959 for the three months ended September 30, 2024, a decrease of $153,540.

General and administrative expenses in the three months ended September 30, 2025 were $16,744, a decrease of $10,956 from general and administrative expenses of $27,700 in the same period of 2024. General and administrative costs for the 2025 and 2024 quarters were for investor relations, website management, filing fees, transfer agent fees and overhead operational costs, and were consistent between the periods.

The Company paid management consulting fees to IHG of $1,927 for the three months ended September 30, 2025 as compared to $25,500 paid for the comparable 2024 period. The decrease was due predominantly to all available funds being utilized for maintenance of corporate operations.

Legal and professional fees of $37,363 for the three months ended September 30, 2025 decreased by $105,088 from $142,451 for the comparable 2024 period. For both periods the Company’s legal and professional fees included SEC regulatory and statutory filings, and auditor-related fees for the Company’s annual audit; legal fees for the 2024 period included significant fees for the litigation matters which were subsequently settled/dismissed.

Interest expense decreased by $13,923 to $58,385 for the 2025 period as compared to $72,308 for the 2024 period. The decrease is primarily attributable to the amortization of discount on non-convertible debt being completed.

For the Nine Months Ended September 30, 2025 compared to same period in 2024

Net loss for the nine months ended September 30, 2025 was $609,196 as compared to $1,107,394 for the nine months ended September 30 2024, a decrease of $498,198.

General and administrative expenses in 2025 were $215,043 an increase of $155,755 from general and administrative expenses of $59,288 in 2024. General and administrative costs for the 2025 period includes 400,000,000 shares of common stock, valued at $160,000, issued to officers/directors/advisors/consultants to the Company for services rendered; additional general and administrative costs for the 2025 and 2024 quarters were for investor relations, website management, filing fees, transfer agent fees and overhead operational costs which were consistent between the periods. The Company paid management consulting fees to IHG of $3,941 for the nine months ended September 30, 2025 as compared to $106,025 paid for the comparable 2024 period. The decrease was due predominantly to all available funds being utilized for maintenance of corporate operations.

Legal and professional fees of $200,273 for the nine months ended September 30, 2025 decreased by $538,373 from $738,646 for the comparable 2024 period. For both periods the Company’s legal and professional fees included SEC regulatory and statutory filings, and auditor-related fees for the Company’s annual audit; legal fees for the 2024 period included significant fees for the litigation matters which were subsequently settled/dismissed.

Interest expense decreased by $13,496 to $189,939 for the 2025 period as compared to $203,435 for the 2024 period. The decrease is primarily attributable to the amortization of discount on non-convertible debt being completed.

Liquidity and Capital Resources

At September 30, 2025, we had a working capital deficit of $3,144,744 and cash of $125 as compared to a working capital deficit of $2,698,902 and cash of $3,642, at December 31, 2024. The decrease in cash and increase in working capital deficit was due primarily to the increase in financing activities from subscription agreements for preferred and common stock and debt funding classified as a current liability at September 30, 2025. The Company used new and existing fundings to maintain operating activities and for legal matters. During the nine months ended September 30, 2025, operating activities utilized cash of $277,080 and investing activities for software development costs utilized cash of $0; in the comparable 2024 period, we used $242,270 of cash for operating activities and paid $28,101 in investing activities for software development costs.

Substantially all of our funding in the 2025 and 2024 periods has been from note financings from non-related entities/individuals and subscription agreements pursuant to a term sheet in October 2025. During the nine months ended September 30, 2025, we borrowed $40,000 (net proceeds) from 1800 Diagonal Lending LLC through a convertible promissory note bearing interest at 12%, and reserved 114,000,000 shares of common stock for conversion of $49,200 face value of debt and related accrued interest and fees. The Company also received $236,563 cash investment from a subscription agreement for common and preferred stock through September 30, 2025 (see “Availability of Additional Capital” below). The Company also issued 195,620,499 shares as consideration for extinguishment on principal and interest on convertible notes payable valued at $11,737. During the nine months ended September 30, 2024, the Company borrowed $239,000 from two individuals, due with interest at 11%, and we issued 195,620,499 shares of common stock for debt extinguishment valued at $11,737.

While management of the Company believes that the Company will be successful in its current and planned activities, there can be no assurance that the Company will be successful in obtaining sufficient revenues from our planned operations and raise sufficient equity, debt capital or strategic relationships to sustain the operations and future business of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our raising additional equity or debt capital and ultimately commencing generating revenues from our digital trading platform.

There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Availability of Additional Capital

Notwithstanding our previous success in fund raising from notes and convertible debt financings there can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise $5,000,000 over the next twelve months to scale up our current plan. The Company received $40,000, net, in debt financing and $236,563 cash investment from subscription agreements for common and preferred stock through September 30, 2025. In October 2025, the Company commenced a $1 million fractional unit offering, in increments of $5,000, consisting of Common and Preferred Securities under a term sheet to certain accredited investors, who had advanced monies to the Company in the 2025 fiscal year. The Company has received through December 2025 an aggregate $459,208 consideration from six investors consisting of $278,979 cash and conversion of $150,000 in outstanding notes and related accrued interest of $30,229, all of which is converted by the documents into the fractional units set forth above. The Fractional Units were offered at $5,000 per one twentieth of one Unit consist of 7,500,000 shares of common stock and 5,000 shares of Series B Preferred Stock which participates in 1/20th of 1% of an assigned royalty of licensing fees for life of patents and licenses of BlackStar (for each share of Series B Preferred Stock – 0.0025%). Pursuant to the unit offering, in December 2025, the Company issued an aggregate 688,812,092 shares of common stock to the investors; and will issue an aggregate 459,208 shares of Preferred Series B stock to the investors in the first quarter of 2026. As of September 30, 2025, the Company had received a $236,563 cash investment from a subscription agreement from accredited investors.

Any additional financings may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2025 and December 31, 2024, we had accumulated deficit of $12,416,090 and $11,806,894, respectively, and we will require additional working capital to fund operations through 2025 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2025, the Company received $236,563 in cash investment from a subscription agreement from accredited investors pursuant to a term sheet in October 2025. The Company and the investor executed the subscription agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D as promulgated by the SEC under the 1933 Act, and/or Section 4(a)(2) of the 1933 Act. The Company intends to use the funds to continue limited operations, including finding a broker-dealer and/or ATS to host the BDTPTM, legal and professional fees, consulting fees, and general and administrative expenses.

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
22

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

